Form 10-Q
period 2020-03-31
Yunhong International
filed 2020-05-15
CIK 1773086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39226

YUNHONG INTERNATIONAL
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 – 19/F, 126 Zhong Bei, Wuchang District, Wuhan, China People’s Republic of China 430061
(Address of Principal Executive Offices, including zip code)

+86 131 4555 5555
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, one-half of one Warrant and one Right	ZGYHU	The NASDAQ Stock Market LLC
Class A Ordinary Shares, par value $0.001 per share	ZGYH	The NASDAQ Stock Market LLC
Warrants, each exercisable for one Class A Ordinary Share for $11.50 per share	ZGYHW	The NASDAQ Stock Market LLC
Rights, each exchangeable into one-tenth of one Class A Ordinary Share	ZGYHR	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒  No  ☐

As of May 15, 2020, there were 7,219,500 Class A ordinary shares, $0.001 par value per share, and 1,725,000 Class B ordinary shares, $0.001 par value per share, issued and outstanding.

YUNHONG INTERNATIONAL

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2020 (unaudited) and June 30, 2019 (audited)	1

	Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2020 (unaudited) and for the Period from January 10, 2019 (inception) through March 31, 2019 (unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended March 31, 2020 (unaudited) and for the Period from January 10, 2019 (inception) through March 31, 2019 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2020 (unaudited) and for the Period from January 10, 2019 (inception) through March 31, 2019 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		24

PART 1 - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YUNHONG INTERNATIONAL
CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2020	2019
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$819,746	$19
Prepaid expenses and other receivable	29,663	—
Total Current Assets	849,409	19

Deferred offering costs	—	111,758
Cash and marketable securities held in Trust Account	67,902,176	—
Total Assets	$68,751,585	$111,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$59,416	$708
Promissory note- related party	210,659	91,150
Total Current Liabilities	270,075	91,858

Deferred underwriting fees	2,415,000	—
Total Liabilities	2,685,075	91,858

Commitments and contingencies

Class A ordinary shares subject to possible redemption, 6,106,650 shares at March 31, 2020	61,066,500	—

Shareholders’ Equity
Preference shares, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.001 par value; 47,000,000 shares authorized; 1,112,850 and 0 shares issued and outstanding (excluding 6,106,650 and 0 shares subject to possible redemption) at March 31, 2020 and June 30, 2019, respectively	1,113	—
Class B ordinary shares, $0.001 par value; 2,000,000 shares authorized; 1,725,000 shares issued and outstanding at March 31, 2020 and June 30, 2019	1,725	1,725
Additional paid-in capital	6,130,047	23,275
Accumulated deficit	(1,132,875)	(5,081)
Total Shareholders’ Equity	5,000,010	19,919
Total Liabilities and Shareholders’ Equity	$68,751,585	$111,777

The accompanying notes are an integral part of the unaudited condensed financial statements.

YUNHONG INTERNATIONAL
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,	Nine Months Ended March 31,	For the Period from January 10, 2019 (inception) Through March 31,
	2020	2020	2019
General and administrative expenses	$51,441	$51,572	$5,000
Loss from operations	(51,441)	(51,572)	(5,000)

Other income (expense):
Interest income earned on marketable securities held in the Trust Account	75,369	75,369	—
Unrealized loss on marketable securities held in the Trust Account	(1,151,591)	(1,151,591)	—
Total other expense, net	(1,076,222)	(1,076,222)	—

Net loss	$(1,127,663)	$(1,127,794)	$(5,000)

Weighted average shares outstanding of Class A redeemable ordinary shares	6,771,429	6,771,429	—

Basic and diluted net loss per share, Class A redeemable ordinary shares	$(0.16)	$(0.16)	$—

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	1,870,681	1,773,207	1

Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$(0.03)	$(0.03)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

YUNHONG INTERNATIONAL
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

FOR THE PERIOD FR OM JANUARY 10, 2019 (INCEPTION) THROUGH MARCH 31, 2019

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 10, 2019 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary share	1	—	—	—	—

Net loss	—	—	—	(5,000)	(5,000)
Balance – March 31, 2019	1	$—	$—	$(5,000)	$(5,000)

THREE AND NINE MONTHS ENDED MARCH 31,2020

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – June 30, 2019	—	$—	1,725,000	$1,725	$23,275	$(5,081)	$19,919

Net loss	—	—	—	—	—	(131)	(131)
Balance – September 30, 2019	—	—	1,725,000	$1,725	$23,275	(5,212)	19,788

Net loss	—	—	—	—	—	—	—
Balance – December 31, 2019	—	—	1,725,000	$1,725	$23,275	(5,212)	19,788

Sale of 6,900,000 Units, net of underwriting discounts and offering costs	6,900,000	6,900	—	—	64,662,385	—	64,669,285

Sale of 250,500 Private Units	250,500	251	—	—	2,504,749	—	2,505,000

Issuance of Representative Shares	69,000	69	—	—	(69)	—	—

Sale of Unit Purchase Option	—	—	—	—	100	—	100

Ordinary shares subject to possible redemption	(6,106,650)	(6,107)	—	—	(61,060,393)	—	(61,066,500)

Net loss	—	—	—	—	—	(1,127,663)	(1,127,663)
Balance – March 31, 2020	1,112,850	$1,113	1,725,000	$1,725	$6,130,047	$(1,132,875)	$5,000,010

(1)	The shares and the associated amounts have been retroactively restated to reflect the stock dividend of 1.20 shares of Class B ordinary shares for each outstanding share of Class B Ordinary Shares on February 10, 2020

The accompanying notes are an integral part of the unaudited condensed financial statements.

YUNHONG INTERNATIONAL
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31, 2020	For the Period from January 10, 2019 (inception) Through March 31, 2019
Cash flows from operating activities:
Net loss	$(1,127,794)	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor	—	5,000
Interest earned on securities held in Trust Account	(75,369)	—
Unrealized loss on securities held in Trust Account	1,151,591	—
Fees charged to Trust Account	21,602	—
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	(29,663)	—
Accrued expenses	58,708	—
Net cash used in operating activities	(925)	—

Cash flows from investing activities:
Investment of cash in Trust Account	(69,000,000)	—
Net cash used in investing activities	(69,000,000)	—

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discount paid	67,620,000	—
Proceeds from sale of Private Units	2,505,000	—
Proceeds from sale of unit purchase option	100
Proceeds from promissory note – related party	10,000	—
Payment of offering costs	(314,448)	—
Net cash provided by financing activities	69,820,652	—

Net change in cash	819,727	—
Cash at beginning of period	19	—
Cash at end of period	$819,746	$—

Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$62,194,080	$—
Change in value of ordinary shares subject to possible redemption	$(1,127,580)	$—
Deferred underwriting fee payable	$2,415,000	$—
Offering costs paid through promissory note – related party	$109,509	$63,750
Issuance of Representative Shares	$69	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

YUNHONG INTERNATIONAL

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Yunhong International (formerly known as China Yunhong Holdings) (the “Company”) is a blank check company incorporated in the Cayman Islands on January 10, 2019. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses that have their primary operations located in Asia (excluding China). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

At March 31, 2020, the Company had not yet commenced any operations. All activity through March 31, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) (as discussed below) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statements for the Company’s Initial Public Offering were declared effective on February 12, 2020. On February 18, 2020, the Company consummated the Initial Public Offering of 6,000,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $60,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 232,500 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to the Company’s sponsor, LF International Pte. Ltd. (the “Sponsor”), generating gross proceeds of $2,325,000, which is described in Note 4.

Following the closing of the Initial Public Offering on February 18, 2020, an amount of $60,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (“Trust Account”), until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. The Trust Account is controlled by the terms of the Investment Management Trust Agreement, dated February 12, 2020, by and between the Company and American Stock Transfer & Trust Company LLC, as the trustee (the “Trust Agreement”) (see Note 8 for additional information).

On February 24, 2020, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company consummated the sale of an additional 900,000 Units at $10.00 per Unit and the sale of an additional 18,000 Private Units at $10.00 per Private Unit, generating total gross proceeds of $9,180,000. Following the closing, an additional $9,000,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $69,000,000.

Transaction costs amounted to $4,330,715, consisting of $1,380,000 of underwriting fees, $2,415,000 of deferred underwriting fees and $535,715 of other offering costs. In addition, as of March 31, 2020, cash of $819,746 was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released for taxes) at the time of signing a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

YUNHONG INTERNATIONAL

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association, as amended, provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights.

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, as amended, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination.

The Sponsor has agreed (a) to vote its Class B ordinary shares, the Class A ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association, as amended, with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Class B ordinary shares) and Private Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association, as amended, relating to shareholders’ rights of pre-Business Combination activity and (d) that the Class B ordinary shares and Private Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company will have until February 18, 2021 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by February 18, 2021, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 21 months to complete a Business Combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $690,000 ($0.10 per share), on or prior to the applicable deadline for each three month extension (or up to an aggregate of $2,070,000, or $0.30 per share, if the Company extends for the full nine months).

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

YUNHONG INTERNATIONAL

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 18, 2021.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 14, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on February 18, 2020 and February 24, 2020. The interim results for the three and nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for year ending June 30, 2020 or for any future periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

YUNHONG INTERNATIONAL

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and June 30, 2019.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s redeemable Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2020, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $4,330,715 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2020 or June 30, 2019 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

YUNHONG INTERNATIONAL

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

The Company is considered an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision is zero for the periods presented.

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the private placement to purchase 3,575,250 Class A ordinary shares, (2) rights sold in the Initial Public Offering and the private placement that convert into 715,050 Class A ordinary shares and (3) 345,000 Class A ordinary shares, warrants to purchase 172,500 Class A ordinary shares and rights that convert into 34,500 Class A ordinary shares in the unit purchase option sold to the underwriters, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into Class A ordinary shares and the exercise of the unit purchase option are contingent upon the occurrence of future events and inclusion of such warrants would be anti-dilutive under the treasury stock method.

The Company’s condensed interim statements of operations includes a presentation of loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned and unrealized losses on the Trust Account of approximately $1,076,000 for the three and nine months ended March 31, 2020, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class A and B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for loss attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and B non-redeemable ordinary shares outstanding for the period. Class A and B non-redeemable ordinary shares includes the Private Units and Founder Shares (as defined in Note 5) as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a foreign cash account in a financial institution. At March 31, 2020 and June 30, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 6,900,000 Units at a purchase price of $10.00 per Unit, which includes the exercise by the underwriters of their over-allotment option in full of 900,000 Units at $10.00 per Unit. Each Unit consists of one Class A ordinary share, one-half of one redeemable warrant (“Public Warrant”) and one right (“Public Right”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7). Each Public Right entitles the holder to receive one-tenth of one Class A ordinary share upon the consummation of a Business Combination (see Note 7).

YUNHONG INTERNATIONAL

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 232,500 Private Units at a price of $10.00 per Private Unit, or $2,325,000 in the aggregate. On February 24, 2020, in connection with the underwriters’ exercise of the over-allotment option in full, the Sponsor purchased an additional 18,000 Private Units for an aggregate purchase price of $180,000. Each Private Unit consists of one Private Share, one-half of one redeemable warrant (each, a “Private Warrant”) and one right (each, a “Private Right”). Each whole Private Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per whole share. Each Private Right entitles the holder to receive one-tenth of one Class A ordinary share upon the consummation of a Business Combination. The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants (and underlying securities) and Private Rights will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In January 2019, the Company issued one Class B ordinary share to the Sponsor for no consideration. On May 23, 2029, the Company cancelled the one share and issued to the Sponsor 1,437,500 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.017 per share. In February 2020, the Company effected a 1.2 for 1 stock dividend for each Founder Share outstanding, resulting in the Sponsor holding an aggregate of 1,725,000 Founder Shares, of which up to 225,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 225,000 Founder Shares are no longer subject to forfeiture.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A ordinary shares equal or exceed $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Promissory Note – Related Party

On May 23, 2019, the Company issued an unsecured promissory note to the Sponsor, as amended and restated on January 17, 2020 (the “Promissory Note”). Pursuant to the Promissory Note, the Company may borrow up to an aggregate principal amount of $300,000 to cover expenses related to the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of June 30, 2020 or the completion of the Initial Public Offering. As of March 31, 2020, there was $210,659 outstanding under the Promissory Note. The Promissory Note is currently due on demand.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 18, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, administrative and support services. For the three and nine months ended March 31, 2020, the Company incurred $20,000 in fees for these services, of which $20,000 is included in accrued expenses in the accompanying condensed balance sheets. On April 15, 2020, the Company entered into an assignment agreement with the Sponsor and an affiliate of the Sponsor, pursuant to which all of the Sponsor’s rights and obligations under the agreement were assigned to the affiliate of the Sponsor.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted upon consummation of a Business Combination into additional units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The units would be identical to the Private Units. As of March 31, 2020 and June 30, 2019, no Working Capital Loans were outstanding.

YUNHONG INTERNATIONAL

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination three times by an additional three months each time (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designee must deposit into the Trust Account for each three-month extension $690,000 ($0.10 per share), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan and will be non-interest bearing and payable upon the consummation of a Business Combination. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. If the Company does not complete a Business Combination, the Company will not repay such loans. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on February 12, 2020, the holders of the Founder Shares, the Private Units, securities underlying the unit purchase option issued to the underwriters and units that may be issued upon conversion of Working Capital Loans (and in each case holders of their component securities, as applicable), are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $2,415,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Right of First Refusal

For a period beginning on the closing of Initial Public Offering and ending 12 months from the closing of a Business Combination, the Company has granted the underwriters a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statements for the Initial Public Offering.

YUNHONG INTERNATIONAL

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and June 30, 2019, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 47,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2020, there were 1,112,850 Class A ordinary shares issued and outstanding, excluding 6,106,650 shares subject to possible redemption, respectively. At June 30, 2019, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 2,000,000 Class B ordinary shares with a par value of $0.001 per share. At March 31, 2020 and June 30, 2019, there were 1,725,000 Class B ordinary shares issued and outstanding.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustment for share splits, share capitalizations, reorganizations, recapitalizations and the like. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in Initial Public Offering and related to the closing of the Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of all ordinary shares outstanding upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination or any private placement-equivalent units issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) 12 months from the effective date of the registration statements for the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such Class A ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

The Company may call the warrants for redemption (excluding the Private Warrants but including any outstanding warrants issued upon exercise of the unit purchase option):

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
•	if, and only if, the reported last sale price of the Class A ordinary shares equal or exceed $16.50 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends to the notice of redemption to the warrant holders.

YUNHONG INTERNATIONAL

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

If the Company calls the Public Warrants for redemption, management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $16.50 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the Class A ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Rights — Each holder of a right will receive one-tenth (1/10) of one Class A ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with a Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/10 share underlying each right (without paying additional consideration).

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. As a result, the holders of the rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

YUNHONG INTERNATIONAL

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Representative Shares

On February 18, 2020, the Company issued to the designees of the underwriters 60,000 Class A ordinary shares (the “Representative Shares”). On February 24, 2020, in connection with the underwriters’ election to exercise the over-allotment option in full, the Company issued an additional 9,000 Representative Shares to the designees of the underwriters. The Company accounted for the Representative Shares as an offering cost of the Initial Public Offering, with a corresponding credit to shareholders’ equity. The Company estimated the fair value of Representative Shares to be $690,000 based upon the price of the Units sold in the Initial Public Offering. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement related to the Initial Public Offering pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

Unit Purchase Option

On February 18, 2020, the Company sold to the underwriters (and its designees), for $100, an option to purchase up to 300,000 Units exercisable at $12.25 per Unit (or an aggregate exercise price of $4,226,250) commencing on the later of February 12, 2021 and the closing of a Business Combination. On February 24, 2020, in connection with the underwriters’ election to exercise the over-allotment option in full, the Company issued the underwriters an option to purchase up to an additional 45,000 Units exercisable at $12.25 per Unit for no additional consideration. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires February 12, 2025. The Units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated the fair value of the unit purchase option is approximately $893,000, or $2.59 per Unit, using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.39% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the Class A ordinary shares underlying such units, the rights included in such units, the Class A ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statements with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of Class A ordinary shares at a price below its exercise price.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

YUNHONG INTERNATIONAL

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2020, assets held in the Trust Account were comprised of $48,617,828 in mutual and money market funds, $14,092,999 in short maturity exchange-traded funds and $5,191,349 in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020
Assets:
Investments – Mutual and Money Market Fund	1	$48,617,828
Investments – Short Maturity Exchange-Traded Funds	1	$14,092,999

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

The gross holding losses and fair value of held-to-maturity securities at March 31, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value
March 31, 2020	U.S. Treasury Securities (Mature on 8/15/2020)	$5,191,349	$18,419	$5,209,768

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described in these financial statements and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

YUNHONG INTERNATIONAL

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

In connection with the preparation of this report for the quarter ended March 31, 2020, the Company determined that American Stock Transfer & Trust Company LLC, as the trustee, and Morgan Stanley, as custodian, had not invested the Trust Account funds in accordance with the Trust Agreement. Thereafter, the Company immediately took steps to liquidate such investments and to reinvest the funds only in the types of securities specified under the Trust Agreement (the date of such reinvestment, May 5, 2020, is referred to herein as the “Reinvestment Date”). As of March 31, 2020, the Company had an unrealized loss on marketable securities held in the Trust Account of $1,151,591 (including principal and interest). Between March 31, 2020 and the Reinvestment Date, the Company recouped part of the losses and on the Reinvestment Date the Company had an unrealized loss on marketable securities held in the Trust Account of $565,000 (the “Shortfall”). The Shortfall represents the difference between the aggregate amount of the funds in the Trust Account as of the Reinvestment Date and the amount that would have been in the Trust Account on the Reinvestment Date had the funds in the Trust Account always been invested pursuant to the requirements set forth in the Trust Agreement. To remedy the issue, and for no additional consideration, on May 14, 2020 the Sponsor funded the Trust Account in the amount of the Shortfall. The Company has engaged counsel and continues to explore its options relating to this matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Yunhong International. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to LF International Pte. Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Registration Statement on Form S-1 (Registration No. 333-232432) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the private placement of the Private Units, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt.

The issuance of additional ordinary shares in a business combination:

•	may significantly dilute the equity interest of investors in our Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

•	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A ordinary shares, warrants and/or rights.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering, and identifying a target company for a Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2020, we had a net loss of $1,127,663, which consists of general and administrative expenses of $51,441 and an unrealized loss on cash and marketable securities held in our Trust Account of $1,151,591, offset by interest earned on marketable securities held in the Trust Account of $75,369.

For the nine months ended March 31, 2020, we had a net loss of $1,127,794, which consists of general and administrative expenses of $51,572 and an unrealized loss on marketable securities held in our Trust Account of $1,151,591, offset by interest earned on marketable securities held in the Trust Account of $75,369.

For the period from January 10, 2019 (inception) through March 31, 2019, we had a net loss of $5,000, which consists of formation costs.

Liquidity and Capital Resources

As of March 31, 2020, we had cash of $819,746 held outside of the Trust Account. Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of Founder Shares by the Sponsor and loans from our Sponsor.

On February 18, 2020, we consummated the Initial Public Offering of 6,000,000 Units at $10.00 per unit, generating gross proceeds of $60,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 232,500 Private Units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $2,325,000.

On February 24, 2020, in connection with the underwriters’ election to fully exercise their over-allotment option, we consummated the sale of an additional 900,000 Units at $10.00 per Unit and the sale of an additional 18,000 Private Units at $10.00 per Private Unit, generating total gross proceeds of $9,180,000.

Following our Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Units, a total of $69,000,000 was placed in the Trust Account. We incurred $4,330,715 in transaction costs, including $1,380,000 of underwriting fees, $2,415,000 of deferred underwriting fees and $535,715 of other offering costs.

For the nine months ended March 31, 2020, cash used in operating activities was $925. Net loss of $1,127,794 was impacted by interest earned on marketable securities held in the Trust Account of $75,369, an unrealized loss on marketable securities held in our Trust Account of $1,151,591 and changes in operating assets and liabilities, which provided $29,045 of cash from operating activities.

For the period from January 10, 2019 (inception) through March 31, 2019, cash used in operating activities was zero. Net loss of $5,000 was offset by formation costs paid by the Sponsor of $5,000.

As of March 31, 2020, we had cash and marketable securities of $67,902,176 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial Business Combination. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2020, we had cash of $819,746 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units.

We do not believe we will need to raise additional funds following our Initial Public Offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Going Concern

Management has determined that the mandatory liquidation date of February 18, 2021 and subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor, and since April 2020, an affiliate of our Sponsor a monthly fee of $10,000 for office space, administrative and support services to us. We began incurring these fees on February 18, 2020 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $2,415,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed interim balance sheets.

Net loss per ordinary share

We apply the two-class method in calculating earnings per share. Net loss per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income and unrealized losses on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per common share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss, less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of March 31, 2020 solely as a result of a material weakness in controls related to the review of the investments held in the Trust Account to ensure accordance with the Trust Agreement as more fully described in Note 8 of the notes to the financial statements included herein. This material weakness did not result in any material misstatements of the Company's financial statements or disclosures for the quarter ended March 31, 2020. Management took the following actions in May 2020 to address the material weakness with respect to the review of the investments held in the Trust Account:

•	Company took steps to liquidate investments not in accordance with the Trust Agreement and to reinvest the funds only in the types of securities specified under the Trust Agreement.
•	The Sponsor funded the Trust Account in the amount of approximately $565,000.
•	Implemented a monthly control to monitor the investments held in the Trust Account. .

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus filed on February 14, 2020 with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. Since the outbreak of the virus, the United States has imposed a travel ban on certain countries in Europe and Asia. On March 20, 2020, President Trump imposed additional travel restrictions, including the closure of both the Canadian and Mexican borders to any non-essential travel. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 18, 2020, we consummated our Initial Public Offering of 6,000,000 Units. On February 24, 2020, the underwriters exercised the over-allotment option in full and purchased an additional 900,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $69,000,000. Maxim Group LLC acted as the sole book running manager and was issued 96,000 Class A ordinary shares as part of its compensation. In addition, we sold to a designee of Maxim Group an option to purchase up to a total of 345,000 units exercisable, in whole or in part, at $12.25 per unit, for a purchase price of $100. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 Nos. 333-232432 and 333-236403. The SEC declared the registration statements effective on February 12, 2020.

Simultaneously with the consummation of the Initial Public Offering and the over-allotment option, we consummated a private placement of an aggregate of 250,500 Private Units to our sponsor at a price of $10.00 per Private Unit, generating total proceeds of $2,505,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants underlying the Private Units are the same as the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until 30 days after the completion of our initial Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Of the gross proceeds received from the sale of the Private Units, the Initial Public Offering and the full exercise of the over-allotment option, $69,000,000 was placed in the Trust Account.

We paid a total of $1,380,000 underwriting discounts and commissions and $535,715 for other offering costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $2,415,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Third Amended and Restated Articles of Association.(1)
4.1	Warrant Agreement, dated February 12, 2020, by and between American Stock Transfer & Trust Company LLC and the Company.(1)
4.2	Rights Agreement, dated February 12, 2020, by and between American Stock Transfer & Trust Company LLC and the Company.(1)
4.3	Unit Purchase Option, dated February 12, 2020, by and between the Company and Maxim Group LLC.(1)
10.1	Letter Agreement, dated February 12, 2020, by and among the Company, its officers and directors and Sponsor(1)
10.2	Investment Management Trust Agreement, dated February 12, 2020, by and between American Stock Transfer & Trust Company LLC and the Company. (1)
10.3	Registration Rights Agreement, dated February 12, 2020, by and among the Company and the Sponsor.(1)
10.4	Administrative Services Agreement, dated February 12, 2020, by and between the Company and Sponsor.(1)
10.5	Unit Subscription Agreement, dated February 12, 2020, by and between the Company and the Sponsor.(1)
10.6	Assignment Agreement, dated as of April 15, 2020, by and among the Company, the Sponsor and Shanghai Huan Tai Financial Advisory Co., Ltd. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS*	XBRL Instance Document
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101. SCH*	XBRL Taxonomy Extension Schema Document
101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 20, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUNHONG INTERNATIONAL

Date: May 15, 2020	/s/ Patrick Orlando
	Name:	Patrick Orlando
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2020	/s/ Andrey Novikov
	Name:	Andrey Novikov
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

