Form 10-K
period 2020-06-30
Yunhong International
filed 2020-09-28
CIK 1773086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 001-39226

Yunhong International

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4 – 19/F, 126 Zhong Bei, Wuchang District, Wuhan, China	430061
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 131 4555 5555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, one-half of one Warrant and one Right	ZGYHU	The NASDAQ Stock Market LLC
Class A Ordinary Shares, par value $0.001 per share	ZGYH	The NASDAQ Stock Market LLC
Warrants, each exercisable for one Class A Ordinary Share for $11.50 per share	ZGYHW	The NASDAQ Stock Market LLC
Rights, each exchangeable into one-tenth of one Class A Ordinary Share	ZGYHR	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of December 31, 2019, the last day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the Nasdaq Capital Market on February 13, 2020 and the registrant’s Class A ordinary shares, warrants and rights began trading on the Nasdaq Capital Market on April 3, 2020. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on June 30, 2020, as reported on the Nasdaq Capital Market was $67,344,000.

As of September 25, 2020, there were 7,219,500 Class A ordinary shares, $0.001 par value per share, and 1,725,000 Class B ordinary shares, $0.001 par value per share, issued and outstanding, of the registrant issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Unless otherwise stated in this annual report on Form 10-K, or the context otherwise requires, references to:

•	“amended and restated memorandum and articles of association” are to our memorandum and articles of association to be in effect upon completion of our initial public offering;

•	“Companies Law” are to the Companies Law (2018 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“founder shares” are to our Class B ordinary shares, par value $0.001 per share, held by our initial shareholders and, unless the context otherwise requires, the term also includes our Class A ordinary shares issued upon the conversion thereof as provided herein;

•	“initial shareholders” are the holders of our founder shares sold prior to our initial public offering;

•	“letter agreement” refers to the letter agreement by and among our company, our sponsor and our officers and directors;

•	“management” or our “management team” are to our officers and directors;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•	“private placement rights” are to the rights included in the private placement units being purchased by our sponsor in the private placement;

•	“private placement shares” are to the Class A ordinary shares included in the private placement units being purchased by our sponsor in the private placement;

•	“private placement units” are to the units issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

•	“private placement warrants” are to the warrants included within the private placement units being purchased separately by our sponsor in the private placement;

•	“public rights” are to the rights sold as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or in the open market);

•	“public shareholders” are to the holders of our public shares;

•	“public shares” are to our Class A ordinary shares, par value $0.001 per share, offered as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or thereafter in the open market);

•	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or in the open market);

•	“rights” are to our rights, which include the public rights as well as the private placement rights to the extent they are no longer held by the initial purchasers of the private placement rights or their permitted transferees;

•	“sponsor” are to LF International Pte. Ltd., a Republic of Singapore limited company; our Chairman is the sole director of our sponsor;

•	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

•	“we,” “us,” “company,” “Yunhong” or “our company” are to Yunhong International, a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	risks associated with acquiring an operating company or business in the consumer goods, healthcare and pharmaceutical, and E-commerce industries;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

• •	the lack of a market for our securities; the trust account not being subject to claims of third parties;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of this report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Part I

Item 1.	Business

We are an early stage blank check company incorporated as a Cayman Islands company incorporated as an exempted company with limited liability. We chose to incorporate in the Cayman Islands due to (i) its tax-neutrality, which allows international transactions to be structured efficiently without an additional layer of tax and (ii) simplicity of establishment and flexibility of administration, including easy migration to another jurisdiction, the existence of statutory procedures for merger or consolidation, and no takeover code or bespoke public company filing requirements.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We were formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location but will initially focus in Asia (excluding China). However, we believe we are particularly well-positioned to capitalize on growing opportunities created by consumer/lifestyle assets. We will not undertake our initial business combination with any entity with its principal business operations in China. We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction.

Business Strategies

We have sought to capitalize on the strength of our management team. Our team consists of experienced financial services and accounting professionals and senior operating executives of companies worldwide. Collectively, our officers and directors have decades of experience in mergers and acquisitions and operating companies. We believe we benefit from their accomplishments, and specifically, their current activities, in identifying attractive acquisition opportunities. However, there is no assurance that we will complete a business combination. Our officers and directors have no prior experience consummating a business combination for a “blank check” company. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

There is no restriction in the geographic location of targets we can pursue, although we intend to initially prioritize Asia (excluding China) as the geographical focus. We believe that there is a large pool of quality companies looking for exit opportunities with an increasing number of PE and VC activities in Asia, which provides us opportunities given the limited exit options for mid-market companies in Asia. Also, we believe that the consumer goods, healthcare and pharmaceutical, and E-commerce industries in Asia represent a particularly attractive deal sourcing environment that allows us to leverage our team’s skill sets and experience to identify a business combination which can potentially serve as a strong platform for future add-on acquisitions. Our investment thesis is supported by the following trends:

•	The Development of PE and VC Activities in Asia. The total AUM of Asia-focused PE and VC funds reached $772 billion in 2017, which accounted for 25% of the global alternative assets industry. The growth of PE and VC investments in Asia is driving demand for exits, which reached a 9-year high in 2018. According to the Asia-Pacific Private Equity Report 2019 issued by Bain & Company, secondary deals represented 10% of the total deal value for the sales of smaller companies in 2018 and are likely to continue rising. Furthermore, tougher market conditions for smaller and less established PE firms and the decline in assets held less than three years are putting pressure on returns. According to Asia-Pacific Private Equity Report 2019 issued by Bain & Company, the Asia Pacific fund managers intend to sell assets faster going forward, which positions us as a natural exit alternative and creates opportunities for us to identify targets for our initial business combination.

•	Rapid Expansion of Service Sector in Asia. The Asian economy experienced sustained expansion in recent years. While growth of manufacturing activity weakened and reached the lowest level since September 2016, the service sector continues to expand and drive growth in Asia, with healthcare, business services and consumer strategies, particularly asset-light and tech enabled business, being the best value creation sectors.

•	The Evolvement of the Consumer Goods and E-Commerce Industries in Asia. We believe E-commerce will play an important role in Asia’s digital economy. The digital ecosystem in Southeast Asia is rapidly evolving due to new consumer needs and disruptive business models. According to the State of Digital Transformation in Southeast Asia report issued by BCG Consulting, Google and Mindshare, Southeast Asia is expected to become one of the world’s fastest-growing regions for E-commerce revenues, estimated to be $88 billion by 2025. The South Asia’s internet market size is expected to be worth more than $240 billion by 2025, according to the e-Conomy SEA 2018 report issued by Temasek and Google. Growing at an annual rate of 51%, led by companies such as Flipkart, Snapdeal and Firstcry, India is also expected to become the next big E-commerce market.

Acquisition Criteria

Our management team intends to focus on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we have used these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

(1)	Valuation and Industry: Target businesses of total enterprise value from $150 to $450 million in the consumer/lifestyle sector which are strategically significant to Asia, and who could benefit from our industry networks and expertise.

(2)	Businesses with Revenue and Earnings Growth Potential. We seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

(3)	Businesses with Potential for Strong Free Cash Flow Generation. We seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We intend to focus on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.

(4)	Benefit from Being a Public Company. We intend to only acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

This criteria does not intend to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our sponsor and management team may deem relevant.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital, funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding warrants, rights and unit purchase options and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Our Investment Process

In evaluating a prospective target business, we have conducted and will continue to conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We also utilize our operational and capital planning experience. Due to the relationships among our sponsor, management team and their respective affiliates, we believe that we have the capacity to appropriately source opportunities, and to conduct critical business, financial and other analyses of prospective target businesses ourselves, and accordingly, relative to other blank check companies, we believe we have less reliance on unaffiliated third parties to provide such key elements of the investment process.

Each of our directors and officers presently has, and in the future any of our directors and officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and their respective affiliates, and the relationships they have developed as a result of such experience, provides us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses, relationships with sellers, financing sources and target management teams and experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships provide us important sources of investment opportunities. In addition, target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. All of our officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Other Acquisition Considerations

Members of our management team directly or indirectly own our ordinary shares and/or private placement units, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our sponsor, officers and directors have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time).

Initial Business Combination

NASDAQ rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We will have until February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time) to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within such time frame, we may extend the period of time to consummate a business combination up to three times, each by an additional three months (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination by the full amount of time). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and American Stock Transfer & Trust Company during our initial public offering, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $690,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (up to an aggregate of $2,070,000, or $0.30 per share if we extend for the full nine months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account (net of interest that may be used by us to pay our taxes payable and for dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per public share (regardless of whether or not the underwriters exercise their over-allotment option) (subject to increase of up to an additional $0.30 per share in the event that our sponsor elects to extend the period of time to consummate a business combination by the full nine months), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds makes us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior December 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination in the amount of $66,642,508 , as of June 30, 2020 (assuming no redemptions and after payment of $2,415,000 of deferred underwriting fees), before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may, although we do not currently intend to, seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, start-up companies or companies with speculative business plans or excess leverage, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Selection of a target business and structuring of our initial business combination

NASDAQ rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our Board of Directors, which has significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we are not permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we have conducted and will continue to conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the NASDAQ’s listing rules, shareholder approval would be required for our initial business combination if, for example:

•	we issue ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding (other than in a public offering);

•	any of our directors, officers or substantial shareholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase our Class A ordinary shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, advisors or their affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our Class A ordinary shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing our ordinary shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase Class A ordinary shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such Class A ordinary shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors, advisors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase our shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors, advisors and/or their affiliates will not make purchases of our ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account, as June 30, 2020, was $69,057,508. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under NASDAQ rules, asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons. So long as we maintain a listing for our securities on NASDAQ, we are required to comply with NASDAQ rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our NASDAQ listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor and its permitted transferees will own at least 20% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than 15% of the shares hold in the initial public offering (the “Excess Shares”). We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering our purchased thereafter through open market purchases, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us and waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target by February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time).

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will have until February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time) to complete our initial business combination. If we are unable to complete our initial business combination by February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public warrants, public rights, private placement warrants or private placement rights, which will expire worthless if we fail to complete our initial business combination within such time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time). However, if our sponsor acquires public shares after our initial public offering, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within such time period.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time) or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

We expect to use the amounts held outside the trust account ($819,755 as of June 30, 2020) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination by February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00 (subject to increase of up to an additional $0.30 per unit in the event that our sponsor elects to extend the period of time to consummate a business combination). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to use the amounts held outside the trust account ($819,755 as of June 30, 2020) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time), subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions relating to our initial public offering that apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provides, among other things, that:

•	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

•	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;

•	if our initial business combination is not consummated by February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time), then our existence will terminate and we will distribute all amounts in the trust account; and

•	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association will provide that we may consummate our initial business combination only if approved by a majority of the ordinary shares voted by our shareholders at a duly held shareholders meeting.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered and will continue to encounter to intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination, and our outstanding warrants, rights and unit purchase option and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Conflicts of Interest

Each of our officers and directors presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such obligations.

Employees

We have two (2) officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares, warrants and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending June 30, 2020 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior December 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.	Risk Factors

You should carefully consider all of the risks described below, together with the other information contained in this report, including the financial statements, before making a decision to invest in our units. If any of the following risks occur, our business, financial condition or operating results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company incorporated under the laws of the Cayman Islands with no operating results, and no revenues. Because we lack significant operating history, you have little basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or the rules of NASDAQ or if we decide to hold a shareholder vote for business or other reasons. Examples of transactions that would not ordinarily require shareholder approval under Cayman Islands law or the rules of NASDAQ include asset acquisitions and share purchases, while transactions such as direct mergers with our company or transactions where we issue more than 20% of our outstanding shares would require shareholder approval. For instance, NASDAQ rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination. Except as required by law or NASDAQ rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate.

If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares held by them, as well as any public shares purchased after our initial public offering, in favor of our initial business combination. Our sponsor and its permitted transferees currently beneficially own approximately 20% of our issued and outstanding ordinary shares. As a result, in addition to our initial shareholder’s founder shares and private placement shares, we would need only 2,427,751, or 35.2%, of the 6,900,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted and all shares to be issued to Maxim and/or its designees are issued and outstanding and voted in favor of the business combination) or 191,626, or 2.8%, of the 6,900,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming only a quorum is present at such meeting held to vote on our initial business combination and all shares to be issued to Maxim and/or its designees are issued and outstanding and voted in favor of the business combination) in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our Board of Directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B shares at the time of the initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share or less than such amount in certain circumstances, based on the balance of our trust account (as of June 30, 2020), and our warrants and rights will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time). We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, based on the balance of our trust account ($69,057,508 as of June 30, 2020), and our warrants and rights will expire worthless.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers or advisors, or their respective affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers or advisors, or their respective affiliates purchase our shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, warrants or rights, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by February 18, 2021, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants or rights, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on NASDAQ. We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A ordinary shares is a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our units, Class A ordinary shares, warrants and rights are listed on NASDAQ, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

Our shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that was not then identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 at the time of our initial public offering, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share (as of June 30, 2020), or less in certain circumstances, on our redemption, and our warrants and rights will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed and, in the event we seek shareholder approval of our initial business combination, we make purchases of our Class A ordinary shares, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share (as of June 30, 2020), or less than such amount in certain circumstances, based on the balance of our trust account ($69,057,508 as of June 20, 2020), and our warrants and rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate until February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time), assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds currently available to us outside of the trust account, will be sufficient to allow us to operate until February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. Consequently, if we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, based on the balance of our trust account (as of June 30, 2020), and our warrants and rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may not be able to complete our initial business combination.

As of June 30, 2020, we had $819,755 held outside the trust account that is available to us to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, based on the balance of our trust account (as of June 30, 2020), and our warrants and rights will expire worthless.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we have sought and will continue to seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share (subject to increase of up to an additional $0.30 per share in the event that our sponsor elects to extend the period of time to consummate a business combination by the full nine months). In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. In addition, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

Each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our principal activities subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, based on the balance of our trust account (as of June 30, 2020), and our warrants and rights will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

If we are unable to consummate our initial business combination by February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time), our public shareholders may be forced to wait beyond February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time) before redemption from our trust account.

If we are unable to consummate our initial business combination by February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time), we will distribute the aggregate amount then on deposit in the trust account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time) before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto or an amendment is made to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time) and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation or aforementioned amendment to our amended and restated memorandum and articles of association will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our trust account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable to a fine of up to $18,292 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination. Our public shareholders will not have the right to elect directors prior to the consummation of our initial business combination.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until no later than one full year after our first fiscal year end following our listing on the NASDAQ (or until June 30, 2021). There is no requirement under the Companies Law for us to hold annual general meetings in order to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the election of directors prior to consummation of our initial business combination.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file, and within 60 business days following our initial business combination to have declared effective, a registration statement covering such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering.

The grant of registration rights to our sponsor and holders of our private placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to the agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial shareholders and their permitted transferees can demand that we register the private placement rights, the Class A ordinary shares issuable upon conversion of the private placement rights, the private placement warrants, the Class A ordinary shares issuable upon exercise of the private placement warrants, the Class A ordinary shares issuable upon conversion of the founder shares, the Class A ordinary shares included in the private placement units, and holders of units that may be issued upon conversion of working capital loans may demand that we register such Class A ordinary shares, warrants, rights or the Class A ordinary shares issuable upon exercise of such warrants and conversion of such rights. Maxim or its permitted transferees may demand that we register the units underlying the unit purchase option being issued to the underwriters of our initial public offering. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the Class A ordinary shares owned by our sponsor, holders of our private placement units or holders of our working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue acquisition opportunities in any industry or sector. However, we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management, including their affiliates’ past performance, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team and their affiliates as indicative of our future performance and you may lose all or part of your invested capital. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful. Our officers and directors have not had management experience with blank check companies or special purpose acquisition corporations in the past.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, based on the balance of our trust account (as of June 30, 2020), and our warrants and rights will expire worthless.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. However, if our Board of Directors is unable to determine the fair value of an entity with which we seek to complete an initial business combination based on such standards, we will be required to obtain an opinion.

We may issue additional Class A ordinary or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 47,000,000 Class A ordinary shares, par value $0.001 per share, 2,000,000 Class B ordinary shares, par value $0.001 per share and 1,000,000 undesignated preference shares, par value $0.001 per share. As of June 30, 2020, there were 35,490,200 and 275,000 authorized but unissued Class A and Class B ordinary shares available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants and conversion of our outstanding rights but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and currently outstanding.

We may issue a substantial number of additional ordinary shares, and may issue preference shares, in order to complete our initial business combination (including pursuant to any specified future issuance) or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, ordinary shares, warrants and/or rights.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are determined to be a PFIC (under the rules described below) for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined below) of our Class A ordinary shares, warrants or rights, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. The term “U.S. Holder” means a beneficial owner of Class A ordinary shares or warrants who or that is for U.S. federal income tax purposes: (i) an individual citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for United States federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is subject to United States federal income taxation regardless of its source or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect a valid election to be treated as a U.S. person.

A foreign (i.e., non-U.S.) corporation will be a PFIC for U.S. tax purposes if at least 75% of its gross income in a taxable year, including its pro rata share of the gross income of any corporation in which it is considered to own at least 25% of the shares by value, is passive income. Alternatively, a foreign corporation will be a PFIC if at least 50% of its assets in a taxable year of the foreign corporation, ordinarily determined based on fair market value and averaged quarterly over the year, including its pro rata share of the assets of any corporation in which it is considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets.

Because we are a blank check company, with no current active business, we believe that it is likely that we will meet the PFIC asset or income test for our current taxable year. However, pursuant to a start-up exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income (the “start-up year”), if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the IRS that it will not be a PFIC for either of the two taxable years following the start-up year; and (3) the corporation is not in fact a PFIC for either of those years. The applicability of the start-up exception to us will not be known until after the close of our current taxable year. After the acquisition of a company or assets in a business combination, we may still meet one of the PFIC tests depending on the timing of the acquisition and the amount of our passive income and assets as well as the passive income and assets of the acquired business. If the company that we acquire in a business combination is a PFIC, then we will likely not qualify for the start-up exception and will be a PFIC for our current taxable year. Our actual PFIC status for our current taxable year or any future taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year or any future taxable year.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants and, in the case of our Class A ordinary shares, the U.S. Holder did not make either a timely qualified electing fund (“QEF”) election for our first taxable year as a PFIC in which the U.S. Holder held (or was deemed to hold) Class A ordinary shares or a timely “mark to market” election, each as described below, such holder generally will be subject to special rules with respect to:

●	any gain recognized by the U.S. Holder on the sale or other disposition of its Class A ordinary shares or warrants; and

●	any “excess distribution” made to the U.S. Holder (generally, any distributions to such U.S. Holder during a taxable year of the U.S. Holder that are greater than 125% of the average annual distributions received by such U.S. Holder in respect of the Class A ordinary shares during the three preceding taxable years of such U.S. Holder or, if shorter, such U.S. Holder’s holding period for the Class A ordinary shares).

Under these rules,

●	the U.S. Holder’s gain or excess distribution will be allocated ratably over the U.S. Holder’s holding period for the Class A ordinary shares and warrants (as applicable);

●	the amount allocated to the U.S. Holder’s taxable year in which the U.S. Holder recognized the gain or received the excess distribution, or to the period in the U.S. Holder’s holding period before the first day of our first taxable year in which we are a PFIC, will be taxed as ordinary income;

●	the amount allocated to other taxable years (or portions thereof) of the U.S. Holder and included in its holding period will be taxed at the highest tax rate in effect for that year and applicable to the U.S. Holder; and

●	the interest charge generally applicable to underpayments of tax will be imposed in respect of the tax attributable to each such other taxable year of the U.S. Holder.

In general, if we are determined to be a PFIC, a U.S. Holder may avoid the PFIC tax consequences described above in respect to our Class A ordinary shares (but not our warrants) by making a timely QEF election (if eligible to do so) to include in income its pro rata share of our net capital gains (as long-term capital gain) and other earnings and profits (as ordinary income), on a current basis, in each case whether or not distributed, in the taxable year of the U.S. Holder in which or with which our taxable year ends. A U.S. Holder generally may make a separate election to defer the payment of taxes on undistributed income inclusions under the QEF rules, but if deferred, any such taxes will be subject to an interest charge.

A U.S. Holder may not make a QEF election with respect to its warrants to acquire our Class A ordinary shares. As a result, if a U.S. Holder sells or otherwise disposes of such warrants (other than upon exercise of such warrants), any gain recognized generally will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above, if we were a PFIC at any time during the period the U.S. Holder held the warrants. If a U.S. Holder that exercises such warrants properly makes a QEF election with respect to the newly acquired Class A ordinary shares (or has previously made a QEF election with respect to our Class A ordinary shares), the QEF election will apply to the newly acquired Class A ordinary shares, but the adverse tax consequences relating to PFIC shares, adjusted to take into account the current income inclusions resulting from the QEF election, will continue to apply with respect to such newly acquired Class A ordinary shares (which generally will be deemed to have a holding period for purposes of the PFIC rules that includes the period the U.S. Holder held the warrants), unless the U.S. Holder makes a purging election. The purging election creates a deemed sale of such shares at their fair market value. The gain recognized by the purging election will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above. As a result of the purging election, the U.S. Holder will have a new basis and holding period in the Class A ordinary shares acquired upon the exercise of the warrants for purposes of the PFIC rules.

The QEF election is made on a shareholder-by-shareholder basis and, once made, can be revoked only with the consent of the IRS. A QEF election may not be made with respect to our warrants. A U.S. Holder generally makes a QEF election by attaching a completed IRS Form 8621 (Return by a Shareholder of a Passive Foreign Investment Company or Qualified Electing Fund), including the information provided in a PFIC annual information statement, to a timely filed U.S. federal income tax return for the tax year to which the election relates. Retroactive QEF elections generally may be made only by filing a protective statement with such return and if certain other conditions are met or with the consent of the IRS. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a retroactive QEF election under their particular circumstances.

In order to comply with the requirements of a QEF election, a U.S. Holder must receive a PFIC annual information statement from us. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a QEF election. However, there is no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided.

If a U.S. Holder has made a QEF election with respect to our Class A ordinary shares, and the special tax and interest charge rules do not apply to such shares (because of a timely QEF election for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) such shares or a purge of the PFIC taint pursuant to a purging election, as described above), any gain recognized on the sale of our Class A ordinary shares generally will be taxable as capital gain and no interest charge will be imposed under the PFIC rules. As discussed above, U.S. Holders of a QEF are currently taxed on their pro rata shares of its earnings and profits, whether or not distributed. In such case, a subsequent distribution of such earnings and profits that were previously included in income generally should not be taxable as a dividend to such U.S. Holders. The tax basis of a U.S. Holder’s shares in a QEF will be increased by amounts that are included in income, and decreased by amounts distributed but not taxed as dividends, under the above rules.

Although a determination as to our PFIC status will be made annually, an initial determination that our company is a PFIC will generally apply for subsequent years to a U.S. Holder who held Class A ordinary shares or warrants while we were a PFIC, whether or not we meet the test for PFIC status in those subsequent years. A U.S. Holder who makes the QEF election discussed above for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) our Class A ordinary shares, however, will not be subject to the PFIC tax and interest charge rules discussed above in respect to such shares. In addition, such U.S. Holder will not be subject to the QEF inclusion regime with respect to such shares for any taxable year of us that ends within or with a taxable year of the U.S. Holder and in which we are not a PFIC. On the other hand, if the QEF election is not effective for each of our taxable years in which we are a PFIC and the U.S. Holder holds (or is deemed to hold) our Class A ordinary shares, the PFIC rules discussed above will continue to apply to such shares unless the holder makes a purging election, as described above, and pays the tax and interest charge with respect to the gain inherent in such shares attributable to the pre-QEF election period.

Alternatively, if a U.S. Holder, at the close of its taxable year, owns shares in a PFIC that are treated as marketable stock, the U.S. Holder may make a mark-to-market election with respect to such shares for such taxable year. If the U.S. Holder makes a valid mark-to-market election for the first taxable year of the U.S. Holder in which the U.S. Holder holds (or is deemed to hold) Class A ordinary shares in us and for which we are determined to be a PFIC, such holder generally will not be subject to the PFIC rules described above in respect to its Class A ordinary shares. Instead, in general, the U.S. Holder will include as ordinary income each year the excess, if any, of the fair market value of its Class A ordinary shares at the end of its taxable year over the adjusted basis in its Class A ordinary shares. The U.S. Holder also will be allowed to take an ordinary loss in respect of the excess, if any, of the adjusted basis of its Class A ordinary shares over the fair market value of its Class A ordinary shares at the end of its taxable year (but only to the extent of the net amount of previously included income as a result of the mark-to-market election). The U.S. Holder’s basis in its Class A ordinary shares will be adjusted to reflect any such income or loss amounts, and any further gain recognized on a sale or other taxable disposition of the Class A ordinary shares will be treated as ordinary income. Currently, a mark-to-market election likely may not be made with respect to our warrants.

The mark-to-market election is available only for stock that is regularly traded on a national securities exchange that is registered with the Securities and Exchange Commission, including the Nasdaq Capital Market, or on a foreign exchange or market that the IRS determines has rules sufficient to ensure that the market price represents a legitimate and sound fair market value. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a mark-to-market election in respect to our Class A ordinary shares under their particular circumstances.

If we are a PFIC and, at any time, have a foreign subsidiary that is classified as a PFIC, U.S. Holders generally would be deemed to own a portion of the shares of such lower-tier PFIC, and generally could incur liability for the deferred tax and interest charge described above if we receive a distribution from, or dispose of all or part of our interest in, the lower-tier PFIC or the U.S. Holders otherwise were deemed to have disposed of an interest in the lower-tier PFIC. We will endeavor to cause any lower-tier PFIC to provide to a U.S. Holder the information that may be required to make or maintain a QEF election with respect to the lower-tier PFIC. However, there is no assurance that we will have timely knowledge of the status of any such lower-tier PFIC. In addition, we may not hold a controlling interest in any such lower-tier PFIC and thus there can be no assurance we will be able to cause the lower-tier PFIC to provide the required information. U.S. Holders are urged to consult their own tax advisors regarding the tax issues raised by lower-tier PFICs.

A U.S. Holder that owns (or is deemed to own) shares in a PFIC during any taxable year of the U.S. Holder, may have to file an IRS Form 8621(whether or not a QEF or market-to-market election is made) and such other information as may be required by the U.S. Treasury Department.

The rules dealing with PFICs and with the QEF and mark-to-market elections are very complex and are affected by various factors in addition to those described above. Accordingly, U.S. Holders of our Class A ordinary shares or warrants should consult their own tax advisors concerning the application of the PFIC rules to our Class A ordinary shares or warrants under their particular circumstances.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share, or less than such amount in certain circumstances, based on the balance of our trust account (as of June 30, 2020), and our warrants and rights will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. The costs incurred up to the point that we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share, or less than such amount in certain circumstances, based on the balance of our trust account (as of June 30, 2020), and our warrants and rights will expire worthless.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, Yubao Li and our other officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in making and managing investments in a similar business, although they may not participate in the formation of, or become an officer or director of, any other special purpose acquisition companies with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time).

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities.  Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

As of the date of this report, our sponsor, officers and directors own an aggregate of 1,725,000 founder shares. In addition, our sponsor owns 250,500 private placement units, and each private placement unit consists of one Class A ordinary share, one-half of one warrant to purchase one Class A ordinary share at $11.50 per share and one right to receive of one-tenth of one Class A ordinary share upon the completion of our initial business combination, subject to adjustment as provided herein. Such warrants, rights, founder shares and private placement units will be worthless if we do not complete an initial business combination.

The founder shares are identical to the Class A ordinary shares included in the units being sold in our initial public offering except that (i) holders of the founder shares have the right to vote on the election of directors prior to our initial business combination, (ii) the founder shares are subject to certain transfer restrictions, (iii) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination and (B) to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame) and (iv) the founder shares will automatically convert into our Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein and in our amended and restated memorandum and articles of association.

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our sponsor, officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At the closing of our initial business combination, our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of June 30, 2020, $69,057,508 was available for completing our initial business combination (which includes up to approximately $2,415,000 for the payment of deferred underwriting commission).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders have redeemed their Class A ordinary shares.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the period of time in which it had to consummate a business combination. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time in which we have to consummate a business combination through amending our amended and restated memorandum and articles of association which will require at least a special resolution of our shareholders as a matter of Cayman Islands law.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-initial business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-initial business combination activity, without approval by a certain percentage of our shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-initial business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in our amended and restated memorandum and articles of association or an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated), but excluding the provision of the articles relating to the appointment of directors, may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 90% of our ordinary shares. Should our insiders vote all their shares in favor of any such amendment, such amendment would not be approved regardless how public shares are voted. We may not issue additional securities that can vote on amendments to our amended and restated memorandum and articles of association. Our insiders, which beneficially owns approximately 20% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Certain agreements related to our initial public offering may be amended without shareholder approval.

Certain agreements, including the underwriting agreement relating to our initial public offering, the investment management trust agreement between us and American Stock Transfer & Trust Company, the letter agreement among us and our sponsor, officers and directors, the registration rights agreement among us and our sponsor and the administrative services agreement between us and our sponsor, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, the underwriting agreement related to this offering contains a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) so long as we maintain a listing for our securities on NASDAQ. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the net proceeds of our initial public offering and the sale of the private placement units prove to be insufficient to allow us to complete our initial business combination, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share, or less than such amount in certain circumstances, based on the balance of our trust account (as of June 30, 2020), and our warrants and rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

Our sponsor will control the election of our Board of Directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, it will elect all of our directors and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our sponsor owns approximately 20% of our issued and outstanding ordinary shares. In addition, the founder shares, all of which are held by our sponsor, will entitle our sponsor to elect all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least holders of at least 90% of our ordinary shares voting in a general meeting of our shareholders. As a result, you will not have any influence over the election of directors prior to our initial business combination.

Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of its substantial ownership in our company, our sponsor may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its influence over these actions. Accordingly, our sponsor will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between American Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

We may amend the terms of the rights in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding rights.

Our rights were issued in registered form under a rights agreement between American Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of a majority of the then outstanding rights in order to make any change that adversely affects the interests of the registered holders.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some other blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (the “Newly Issued Price”); (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $16.50 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A ordinary shares equal or exceed $16.50 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our sponsor, officers or directors, other purchasers of our founders’ units, or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

U.S. federal income tax reform could adversely affect us and holders of our units.

On December 22, 2017, President Trump signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act,” which significantly reformed the Internal Revenue Code of 1986, as amended. The new legislation, among other things, changes the U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We continue to examine the impact this tax reform legislation may have on us. The impact of this tax reform, or of any future administrative guidance interpreting provisions thereof, on holders of our units is uncertain and could be adverse. This report does not discuss any such tax legislation or the manner in which it might affect holders of our units. We urge prospective investors to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our units.

Our warrants, rights and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We sold warrants to purchase 3,450,000 Class A ordinary shares and rights convertible into 690,000 of our Class A ordinary shares, as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued 125,250 private placement warrants, to purchase an aggregate of 125,250 of our Class A ordinary shares and private placement rights convertible into an aggregate of 25,050 of our Class A ordinary shares underlying private units in such private placement, and warrants exercisable for 172,500 Class A ordinary shares at a price of $11.50 per share, subject to adjustment as provided herein, and rights convertible into 17,250 of our Class A ordinary shares underlying the unit purchase option. Prior to our initial public offering, our sponsor purchased an aggregate of 1,725,000 founder shares in a private placement. The founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into units, at the price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. To the extent we issue Class A ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants, conversion of these rights or conversion of these working capital loans into our securities could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants, rights and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one Class A ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A market for our securities may not fully develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may not be sustained. You may be unable to sell your securities unless a market can be fully developed and sustained.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any December 31 before that time, in which case we would no longer be an emerging growth company as of the following June 30. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Our search for a business combination may be significantly adversely affected by the recent outbreak of COVID-19.

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

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending June 30, 2020. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders are governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the U.S. In particular, the Cayman Islands has a different body of securities laws as compared to the U.S., and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere..

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the Board of Directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the Board of Directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

In particular, investors should be aware that there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdiction would recognize and enforce judgements of U.S. courts obtained against us or our directors or officers predicted upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Recently introduced economic substance legislation of the Cayman Islands may adversely impact us or our operations.

The Cayman Islands, together with several other non-European Union jurisdictions, have recently introduced legislation aimed at addressing concerns raised by the Council of the European Union (the “EU”) as to offshore structures engaged in certain activities which attract profits without real economic activity. With effect from January 1, 2019, the International Tax Co-operation (Economic Substance) Law, 2018 (the “Substance Law”) came into force in the Cayman Islands introducing certain economic substance requirements for in-scope Cayman Islands entities which are engaged in certain “relevant activated”, which in the case of exempted companies incorporated before January 1, 2019, will apply in respect of financial years commencing July 1, 2019, onwards. On March 12, 2019, the EU, as part of this ongoing initiative, announced the results of its assessment of the 2018 implementation efforts by various countries under its review. Cayman Islands was not on the announced list of non-cooperative jurisdictions, but was referenced in the report (along with 33 other jurisdictions) as being among countries requiring adjustments to their legislation to meet EU concerns by December 31, 2019 to avoid being moved to the list of non-cooperative jurisdictions.

Based on the Substance Law currently and announced guidance in effect, it is not anticipated that the company itself will be subject to any such requirements prior to any business combination and thereafter, subject to the structuring of such combination, the company may still remain out of scope of the legislation or else be subject to more limited substance requirements. Although it is presently anticipated that the Substance Law will have little material impact on the company or its operations, as the legislation is new and remains subject to further clarification and interpretation, it is not currently possible to ascertain the precise impact of these legislation changes on the company.

If we effect our initial business combination with a company located outside of the U.S., we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the U.S., we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency redemption or corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the U.S.;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the U.S. which could result in any number of difficulties, both normal course such as above or extraordinary such as sanctions being imposed. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Because of the costs and difficulties inherent in managing cross-border business operations after we acquire it, our results of operations may be negatively impacted following a business combination.

Managing a business, operations, personnel or assets in another country is challenging and costly. Management of the target business that we may hire (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

Many countries, and especially those in emerging markets, have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries, including some of the emerging markets within the regions we will initially focus, are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or remedies may be unavailable outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the U.S. Judiciaries in such jurisdiction may also be relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Corporate governance standards in foreign countries may not be as strict or developed as in the U.S. and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with U.S. laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

Companies in foreign countries may be subject to accounting, auditing, regulatory and financial standards and requirements that differ, in some cases significantly, from those applicable to public companies in the United States, which may make it more difficult or complex to consummate a business combination. In particular, the assets and profits appearing on the financial statements of a foreign company may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with U.S. GAAP and there may be substantially less publicly available information about companies in certain jurisdictions than there is about comparable U.S. companies. Moreover, foreign companies may not be subject to the same degree of regulation as are U.S. companies with respect to such matters as insider trading rules, tender offer regulation, shareholder proxy requirements and the timely disclosure of information.

Legal principles relating to corporate affairs and the validity of corporate procedures, directors’ fiduciary duties and liabilities and shareholders’ rights for foreign corporations may differ from those that may apply in the U.S., which may make the consummation of a business combination with a foreign company more difficult. We therefore may have more difficulty in achieving our business objective.

Because a foreign judiciary may determine the scope and enforcement of almost all of our target business’ material agreements under the law of such foreign jurisdiction, we may be unable to enforce our rights inside and outside of such jurisdiction.

The law of a foreign jurisdiction, may govern almost all of our target business’ material agreements, some of which may be with governmental agencies in such jurisdiction. We cannot assure you that the target business or businesses will be able to enforce any of their material agreements or that remedies will be available outside of such jurisdiction. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our future operations.

A slowdown in economic growth in the markets that our business target operates in may adversely affect our business, financial condition, results of operations, the value of its equity shares and the trading price of our shares following our business combination.

Following the business combination, our results of operations and financial condition may be dependent on, and may be adversely affected by, conditions in financial markets in the global economy, and, particularly in the markets where the business operates. The specific economy could be adversely affected by various factors such as political or regulatory action, including adverse changes in liberalization policies, business corruption, social disturbances, terrorist attacks and other acts of violence or war, natural calamities, interest rates, inflation, commodity and energy prices and various other factors which may adversely affect our business, financial condition, results of operations, value of our equity shares and the trading price of our shares following the business combination.

Regional hostilities, terrorist attacks, communal disturbances, civil unrest and other acts of violence or war may result in a loss of investor confidence and a decline in the value of our equity shares and trading price of our shares following our business combination.

Terrorist attacks, civil unrest and other acts of violence or war may negatively affect the markets in which we may operate our business following our business combination and also adversely affect the worldwide financial markets. In addition, the countries we will focus on, have from time to time experienced instances of civil unrest and hostilities among or between neighboring countries. Any such hostilities and tensions may result in investor concern about stability in the region, which may adversely affect the value of our equity shares and the trading price of our shares following our business combination. Events of this nature in the future, as well as social and civil unrest, could influence the economy in which our business target operates, and could have an adverse effect on our business, including the value of equity shares and the trading price of our shares following our business combination.

The occurrence of natural disasters may adversely affect our business, financial condition and results of operations following our business combination.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires and pandemic disease may adversely affect our business, financial condition or results of operations following our business combination. The potential impact of a natural disaster on our results of operations and financial position is speculative, and would depend on numerous factors. The extent and severity of these natural disasters determines their effect on a given economy. Although the long term effect of diseases such as the H5N1 “avian flu,” or H1N1, the swine flu, cannot currently be predicted, previous occurrences of avian flu and swine flu had an adverse effect on the economies of those countries in which they were most prevalent. An outbreak of a communicable disease in our market could adversely affect our business, financial condition and results of operations following our business combination. We cannot assure you that natural disasters will not occur in the future or that our business, financial condition and results of operations will not be adversely affected.

Any downgrade of credit ratings of the country in which the company we acquire business may adversely affect our ability to raise debt financing following our business combination.

No assurance can be given that any rating organization will not downgrade the credit ratings of the sovereign foreign long-term debt of the country in which our business target operates, which reflect an assessment of the overall financial capacity of the government of such country to pay its obligations and its ability to meet its financial commitments as they become due. Any downgrade could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our future variable rate debt and our ability to access the debt markets on favorable terms in the future. This could have an adverse effect on our financial condition following our business combination.

Returns on investment in foreign companies may be decreased by withholding and other taxes.

Our investments will incur tax risk unique to investment in developing economies. Income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding of income tax in a developing economy. Additionally, proof of payment of withholding taxes may be required as part of the remittance procedure. Any withholding taxes paid by us on income from our investments in such country may or may not be creditable on our income tax returns. We intend to seek to minimize any withholding tax or local tax otherwise imposed. However, there is no assurance that the foreign tax authorities will recognize application of such treaties to achieve a minimization of such tax. We may also elect to create foreign subsidiaries to effect the business combinations to attempt to limit the potential tax consequences of a business combination.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our principal executive offices at 4 – 19/F, 126 Zhong Bei, Wuchang District, Wuhan, China, 430061. We consider our current office space, combined with the other office space otherwise available to our executive officers adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is not litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not Applicable

Part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A ordinary shares, warrants and rights are each traded on the Nasdaq Capital Market under the symbols “ZGYHU,” “ZGYH,”“ZGYHW,” and “ZGYHR” respectively. Our units commenced public trading on February 13, 2020 and our Class A ordinary shares, warrants and rights commenced public trading on April 3, 2020.

(b)	Holders

On September 25, 2020, there was one holder of record of our units, two holders of record of our class A ordinary shares, one holder of record of our warrants and one holder of record of our rights.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial combination. The payment of any cash dividends subsequent to our initial business combination will be at the discretion of our Board of Directors and subject to the company having funds lawfuly available for distribution at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchase of Equity Securities by Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

All statements other than statements of historical fact included in this annual report including, without limitation, statements under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this annual report, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this annual report should be read as being applicable to all forward-looking statements whenever they appear in this annual report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

For the year ended June 30, 2020, we had a net loss of $796,746, which consists of general and administrative expenses of $309,004 and a realized loss on marketable securities held in our Trust Account of $708,023, offset by interest earned on marketable securities held in the Trust Account of $220,239 and interest earned of $42.

For the period from January 10, 2019 (inception) through June 30, 2019, we had a net loss of $5,081, which consists of formation and operating costs.

Liquidity and Capital Resources

On February 18, 2020, we consummated the initial public offering of 6,000,000 units at $10.00 per unit, generating gross proceeds of $60,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 232,500 private placement units to the sponsor at a price of $10.00 per unit, generating gross proceeds of $2,325,000.

On February 24, 2020, in connection with the underwriters’ election to fully exercise their over-allotment option, we consummated the sale of an additional 900,000 units at $10.00 per Unit and the sale of an additional 18,000 private units at $10.00 per private placement unit, generating total gross proceeds of $9,180,000.

Following our initial public offering, the exercise of the over-allotment option and the sale of the private units, a total of $69,000,000 was placed in the trust account. We incurred $4,330,715 in transaction costs, including $1,380,000 of underwriting fees, $2,415,000 of deferred underwriting fees and $535,715 of other offering costs.

For the year ended June 30, 2020, cash used in operating activities was $233,712. Net loss of $796,746 was impacted by interest earned on marketable securities held in the Trust Account of $220,239, a realized loss on marketable securities held in our Trust Account of $708,023 and changes in operating assets and liabilities, which provided $55,542 of cash from operating activities.

For the period from January 10, 2019 (inception) through June 30, 2019, cash used in operating activities was $4,373. Net loss of $5,081 was impacted by changes in operating liabilities, which provided $708 of cash from operating activities.

As of June 30, 2020, we had cash and marketable securities of $69,057,508 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2020, we had cash of $819,755 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

During the preparation of the quarterly report for the quarter ended March 31, 2020, we determined that American Stock Transfer & Trust Company LLC, as the trustee, and Morgan Stanley, as custodian, had not invested the Trust Account funds in accordance with the Trust Agreement. Thereafter, we immediately took steps to liquidate such investments and to reinvest the funds only in the types of securities specified under the Trust Agreement (the date of such reinvestment, May 5, 2020, is referred to herein as the “Reinvestment Date”). As of March 31, 2020, we had an unrealized loss on marketable securities held in the Trust Account of $1,151,591 (including principal and interest). Between March 31, 2020 and the Reinvestment Date, we recouped part of the losses and on the Reinvestment Date we had an unrealized loss on marketable securities held in the Trust Account of $565,000 (the “Shortfall”). The Shortfall represents the difference between the aggregate amount of the funds in the Trust Account as of the Reinvestment Date and the amount that would have been in the Trust Account on the Reinvestment Date had the funds in the Trust Account always been invested pursuant to the requirements set forth in the Trust Agreement. To remedy the issue, and for no additional consideration, on May 14, 2020 the Sponsor funded the Trust Account in the amount of the Shortfall. Since the amount of the Shortfall funded by the Sponsor is not required to be repaid by us, we recorded this amount as a credit to additional paid in capital.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our internal control over financial reporting was not effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2020.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Material Weakness in Internal Financial Control

We did not maintain effective controls in connection with monitoring the investments in the Trust Account. During the year ended June 30, 2020, we determined that American Stock Transfer & Trust Company LLC, as the trustee, and Morgan Stanley, as custodian, had not invested the Trust Account funds in accordance with the Trust Agreement. As of March 31, 2020, we had an unrealized loss on marketable securities held in the Trust Account of $1,151,591 (including principal and interest). Between March 31, 2020 and May 5, 2020, the (“Reinvestment Date”), we recouped part of the losses and on the Reinvestment Date we had an unrealized loss on marketable securities held in the Trust Account of $565,000.

We issued a letter on May 4, 2020 to American Stock Transfer & Trust Company, LLC to immediately liquidate the improper investments and immediately reinvest in assets that fall under the appropriate investments as describe above that fall under the guidelines of Section 2(a)(16) of the Investment Company Act of 1940, if a government security, or if in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d) (3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act of 1940.

To remedy the issue, and for no additional consideration, on May 14, 2020, the Sponsor funded the Trust Account in the amount of the unrealized loss in connection with the investments.

Remediation of Weakness

We have implemented new controls as of June 19, 2020 related to monthly oversight function and review and approval of all investments and reinvestments related to the Trust Account.

The Chief Executive Officer of the Company shall request the Trustee to provide a statement of the Trust Account on or before the 10th day of each month. The Chief Executive Officer and Chief Financial Officer shall promptly review and confirm that the investments as reflected by such statement are appropriate and in compliance with the terms of the Trust Account.

The Chief Executive Officer shall coordinate with the Trustee and Morgan Stanley, N.A to resolve any issues. If the Chief Executive Officer of the Company deems necessary, he shall also inform the Board the conclusion of his review no later than the 15th of each month by email. As of August 31, 2020, the controls are deemed effective by management and no issues have arisen as of that date.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Title
Patrick Orlando	48	Chief Executive Officer
Andrey Novikov	48	Chief Financial Officer
Yubao Li	38	Chairman of the Board of Directors
Wan Zhang	32	Director
Baibing Li	28	Director
Seydou Bouda	61	Director

Mr. Patrick Orlando has been serving as our Chief Executive Officer since January 2020 and previously was our Chief Financial Officer since September 2019. Mr. Orlando founded Benessere Capital, LLC, an investment consulting and investment banking firm in Miami, in October 2012 and has been serving as its Chief Executive Officer since then. At Benessere Capital, LLC, he has advised on fundraising, capital deployment, mergers and acquisitions, private placements in real estate, and products marketing. Mr. Orlando is the founder and has also been serving as the Chief Executive Officer of Benessere Enterprises Inc., a firm that specializes in investing and incubating startup companies involved in real estate, commodities trading and processing and energy, since April 2012. From March 2014 to August 2018, Mr. Orlando served as the Chief Financial Officer of Sucro Can Sourcing LLC, a sugar trading company he co-founded, where he managed all financial matters including bank lines, futures and hedging, and investment banking relationships. From November 2014 to August 2018, Mr. Orlando served as the Vice President of Sucro Can International LLC, a sugar processing company. From March 2011 to March 2014, Mr. Orlando served as the Managing Director and the Head of Structuring and Derivatives of BT Capital Markets, LLC, a boutique investment bank in Miami, Florida, where he was involved in managing global derivatives and structuring activities. From September 2006 to March 2011, Mr. Orlando served as Chief Technical Officer of Pure Biofuels Corporation, a renewable fuel corporation in Houston, Texas. From April 1998 to December 2003, Mr. Orlando served as the Director of Emerging Markets Derivatives of Deutsche Bank, where he advised institutional and private clients including Appaloosa, GMO, Fidelity Investments, and Pacific Investment Management Company on strategies. From August 1995 to March 1997, Mr. Orlando served as a derivatives trader of J.P. Morgan. In 1995, Mr. Orlando received his bachelor’s degree in Mechanical Engineering and bachelor’s degree in Finance from Massachusetts Institute of Technology.

Mr. Andrey Novikov has been serving as our Chief Financial Officer since January 2020 and previously was our Chief Executive Officer since September 2019. He has also been serving as a member of the Board of Directors at Innovative Payment Solutions, Inc. (OTC: QPAGD), a US-based provider of physical and virtual payment services in the Mexican Market, since April 2014. From January 2013 to October 2014, Mr. Novikov served as an advisor of QIWI PLC (NASDAQ: QIWI), a leading payment service provider in Russia, primarily responsible for the company’s international development and merger and acquisition transactions. From May 2008 to January 2014, Mr. Novikov served as a Vice President of QIWI PLC. He was also involved in strategic planning, budgeting, mergers and acquisitions, development of business plan, and attending Telecom conferences. From May 1999 to November 2007, Mr. Novikov served as the Deputy Director General of Bela Catarina Ltd., a Portuguese-Russian trading and manufacturing company, where he engaged in negotiations with foreign customers and partners, marketing in Russia and Belarus, and other business development and expansion activities. From June 1996 to May 1999, Mr. Novikov founded and managed Kvalitet Ltd., a trading company, where he was involved in business development and deliveries and sales technology. Mr. Novikov received a bachelor’s degree in Automated Systems of Technological Preparation of the Production from Moscow State University of Technology.

Mr. Yubao Li has been serving as the Chairman of our board of directors since our inception in January 2019 and served as our Chief Executive Officer from January 2019 to September 2019. Mr. Li has been serving as the president of Hubei Academy of Science and Technology since July 2018, one of the key multi-disciplinary universities in Hubei. Since June 2018, Mr. Li has been serving as the Director of Photoproteins Research Centre at China’s Academy of Management Science, a research institute situated in Beijing where he supports innovation by defining the research focus of the group. Mr. Li has also been serving as officers and directors of several other entities, including as the Executive Director and General Manager of Hubei Teruiga Energy Co., Ltd, a new energy technology company, since November 2017, the Executive Director of Hubei Yuntong Energy Co., Ltd., a solar power and agriculture company, since April 2016, the Executive Director and General Manager of Hubei Yun Hong photovoltaic Co., Ltd., a solar power and agriculture company, since May 2016, the President of Hubei Yunhong Deren Tourism Co., Ltd., a tourism project developer, since May 2016 and the President of Yunhong Group Holdings Co., Ltd., a company engaged in the business of solar power construction and solar photovoltaic power generation, since 2013. In addition, in 2013, Mr. Li founded China Hubei Yunhong Energy Group Co., Ltd., a Chinese nutrition company operating in China and abroad, and he currently serves as the Chairman of its board of directors. Mr. Li received his EMBA in Investment, Financing and Capital Strategy from Peking University. Due to his extensive investment and management experiences, we believe Mr. Li is well qualified to serve as a Director.

Ms. Wan Zhang has been serving as our director since June 2020. She has also serving as a Senior Manager at Taikang Bybo Dental Group since March 2020, leading its strategic planning and operations supervision. Prior to that, Ms. Zhang served as a Senior Manager at the Public Affairs Department of PKU Healthcare Group, an international enterprise in the healthcare industry, from June 2018 to August 2019, responsible for resource integration, project financing, policy research and strategic planning of the health sector. From May 2014 to May 2018, Ms. Zhang was a Manager and Board Secretary at Capital Healthcare Group, a state owned healthcare investment group. During her time at Capital Healthcare Group, she also served as Board Secretary and Assistant to Director of Operations at its subsidiary, Aiyuhua Women’s and Children’s Hospital. From November 2012 to March 2013, Ms. Zhang served as Assistant Board Secretary at Tsit Wing International Holdings Ltd., an international food and beverage service provider listed on Singapore Exchange [SGX:T26]. Prior to that, she was an auditor and Board Secretary of Hong Kong Albert YK Lau& Co Certified Public Accountants in Hong Kong from June 2010 to February 2012. Ms. Zhang received a bachelor’s degree from Wuhan University and a master’s degree from Lingnan University. We believe Ms. Zhang is qualified to serve on our Board due to her extensive investment management and board experience.

Ms. Baibing Li has been serving as our director since June 2020. She served as the Brand and Operation Director and Overseas Marketing Director of Huachuan (Shanghai) Trading Co., Ltd., an e-commerce company, from December 2017 to March 2020, responsible for brand negotiation, online B2B and B2C operation and daily management. Prior to that, from March 2016 to December 2017, Ms. Li was a member of the founding team of Hubei Yifuren Health Consulting Management Co., Ltd., a company focused on postpartum care and recovery, responsible for corporate strategy, financing and daily management. Form July 2014 to January 2016, she was a Budget Manager and Art Commissioner at Trade Union of China Construction Second Engineering Bureau, Shanghai Branch. Ms. Li received a bachelor’s degree from Hubei University of Technology and is currently pursuing an MBA degree at Wuhan University. We believe Ms. Li is qualified to serve on our Board due to her management experience.

Mr. Seydou Bouda has been serving as our director since February 2020 and has also been serving as the Managing Director and the International Consultant of International Challenge Consulting and Advisory (ICCA), a consultancy firm engaged in consulting services with governments and businesses, since November 2018. Mr. Bouda has also been serving as a member of the Board of Directors of Société Générale Burkina Faso since July 2019. From November 2014 to October 2018, Mr. Bouda served as the Alternative Executive Director and then Executive Director of Africa Group II of World Bank Executive Board on behalf of Burkina Faso and 22 other African countries. From September 2011 to October 2014, Mr. Bouda served as the Ambassador Extraordinary and Plenipotentiary of Burkina Faso to the United States of America. From September 2008 to April 2011, Mr. Bouda served as the Minister of Health of Burkina Faso. Mr. Bouda served as the Minister of Civil Service and State Reform of Burkina Faso from June 2007 to September 2008. From June 2002 to June 2007, Mr. Bouda served as the Minister of Economy and Development of Burkina Faso. From November 2000 to May 2002, Mr. Bouda served as the Secretary General for the government and the Cabinet meetings of Burkina Faso. Mr. Bouda received his bachelor’s degree in Sociology and his master’s degree in Economics, Option Development Planning from University of Ouagadougou. Mr. Bouda also received a post-graduate diploma “Economist of Projects” from University of Montpellier I. Due to his extensive management experience and exceptional leadership, we believe Mr. Bouda is well qualified to serve as a Director.

None of our management team has any experience with blank check companies. As such, there is no guarantee that we will be successful with respect to any business combination we may consummate or that we will be able to identify a suitable candidate for our initial business combination. As such, there is no guarantee that we will be successful with respect to any business combination we may consummate or that we will be able to identify a suitable candidate for our initial business combination.

Number, terms of office and appointment of officers and directors

Our Board of Directors consists of four members. Holders of our founder shares have the right to appoint all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares who are eligible to vote and attend and vote in a general meeting our shareholders. Each of our directors holds office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

Our officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board of Directors.

Collectively, through their positions described above, our officers and directors have extensive experience in public companies and in the consumer/lifestyle industry. These individuals play a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating the acquisition.

Director independence

The NASDAQ listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board has determined that each of Messrs. Baibing Li, Wan Zhang and Seydou Bouda are independent directors under applicable SEC and NASDAQ rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, NASDAQ rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NASDAQ rules require that the compensation committee and nominating and corporate governance committee of a listed company each be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the Board of Directors. The members of our audit committee are Messrs. Baibing Li, Wan Zhang and Seydou Bouda. Mr. Bouda serves as chairman of the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Baibing Li, Wan Zhang and Seydou Bouda meet the independent director standard under NASDAQ listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our Board of Directors has determined that Mr. Bouda qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are Messrs. Baibing Li, Wan Zhang and Seydou Bouda. Mr. Bouda serves as chairman of the compensation committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Baibing Li, Wan Zhang and Seydou Bouda are independent.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are Messrs. Baibing Li, Wan Zhang and Seydou Bouda, each of whom is an independent director under the NASDAQ listing standards. Mr. Bouda serves as chairman of the nominating committee.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating and corporate governance committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating and corporate governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee and corporate governance does not distinguish among nominees recommended by shareholders and other persons.

Director nominations

Our nominating and corporate governance committee will recommend to the Board of Directors candidates for nomination for election at the annual meeting of the shareholders. In general, in identifying and evaluating nominees for director, the Board of Directors considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors.

Compensation committee interlocks and insider participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or Board of Directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our Board of Directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit committee charter as exhibits to the registration statement filed in connection with our initial public offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation

Officer and director compensation

Except as set forth herein, none of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on NASDAQ and continuing through the earlier of consummation of our initial business combination and our liquidation, we pay an affiliate of our sponsor a total of $10,000 per month for office space, administrative and support services. Our sponsor, officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of September 18, 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our ordinary shares, by:

●	Each person believed by us to be beneficial owners of more than 5% of our outstanding stock of ordinary shares;

●	Each of our executive officers and directors that beneficially owns shares our of ordinary shares and;

●	All our executive officers and directors as a group.

In the table below, percentage ownership is based on 8,944,500 ordinary shares, which includes 7,219,500 Class A ordinary shares, $0.001 par value per share, and 1,725,000 Class B ordinary shares, $0.001 par value per share, issued and outstanding, as of September 25, 2020. Class A ordinary shareholders and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided, that holders of our Class B ordinary shares have the right to appoint all of our directors prior to our initial business combination and holders of our Class A ordinary shares are not entitled to vote on the appointment of directors during such time.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
LF International Pte. Ltd. (3)	250,500	3.47%	1,725,000	100.0%	19.29%
Yubao Li (3)	250,500	3.47%	1,725,000	100.0%	19.29%
Patrick Orlando	—	—	—	—	—
Andrey Novikov	—	—	—	—	—
Baibing Li	—	—	—	—	—
Wan Zhang	—	—	—	—	—
Seydou Bouda	—	—	—	—	—
Boothbay Absolute Return Strategies LP (4)	576,853	7.99%	—	—	—
Hudson Bay Capital Management LP (5)	900,000	12.47%	—	—	—
All directors and executive officers as a group (6 individuals)	250,500	3.47%	1,725,000	100.0%	19.29%

*   Less than one percent

(1) Unless otherwise noted, the business address of each of the following entities or individuals is 4 – 19/F, 126 Zhong Bei, Wuchang District, Wuhan, China 430061.

(2) Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment.

(3) Yubao Li, the Chairman of our Board of Directors, may be deemed to beneficially own shares held by our sponsor by virtue of his control over our sponsor, as its managing member. Yubao Li disclaims beneficial ownership of our ordinary shares held by our sponsor other than to the extent of his pecuniary interest in such shares. Each of our officers and directors is a member of our sponsor.

(4) According to Schedule 13G filed with the SEC on June 13, 2020, jointly by Boothbay Absolute Return Strategies LP (the “Fund”), Boothbay Fund Management, LLC (the “Adviser”), and Ari Glass, the parties reported that the Fund, the Advisor and Ari Glass may be deemed to beneficially own an aggregate of 576,853 Class A Ordinary Shares. The fund is managed by the Adviser. The Adviser, in its capacity as the investment manager of the Fund, has the power to vote and the power to direct the disposition of all shares held by the Fund. Ari Glass is the Managing Member of the Adviser. The business address of each reporting person is 140 East 45th Street, 14th Floor, New York, NY 10017.

(5) According to Schedule 13G filed with the SEC on May 29, 2020, jointly by Hudson Bay Capital Management LP (the “Investment Manager”) and Sander Gerber, the parties reported that the Investment Manager may be deemed to be the beneficial owner of 900,000 Class A ordinary shares. The Investment Manager serves as the investment manager to Hudson Bay Master Fund Ltd. HB Strategies LLC, in whose name 900,000 Class A ordinary shares are held, is indirectly controlled by Hudson Bay Master Fund Ltd. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. The business address of each reporting person is 777 Third Avenue, 30th Floor, New York, NY 10017.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, Director Independence

Certain Relationships and Related Transactions

In May 2019, our sponsor purchased 1,437,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.017 per share. Our sponsor currently owns approximately 20% of our issued and outstanding shares and has the right to elect all of our directors prior to our initial business combination.

In addition, simultaneously with the closing of the IPO on February 18, 2020, our sponsor purchased an aggregate of 232,500 units at a price of $10.00 per unit for an aggregate price of $2,325,000 in a private placement closed simultaneously with the closing of our initial public offering. On February 24, 2020, the underwriters exercised the over-allotment option in full. In connection with the exercise of the over-allotment option, we sold an additional 18,000 units at a price of $10.00 per unit to the sponsor, generating gross proceeds of $180,000. Each private placement unit will be identical to the units sold in our initial public offering, except as described in our registration statement. The private placement shares, the private placement warrants and the private placement rights (including the Class A ordinary shares issuable upon exercise of the private placement warrants and upon conversion of the private placement rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, private placement shares, private placement warrants or private placement rights, which will expire worthless if we do not consummate a business combination by February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time).

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors have and will in the future have certain relevant fiduciary duties or contractual obligations that my take priority over their duties to us.

We have entered into an Administrative Services Agreement with our sponsor, pursuant to which we pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination does not occur by February 18, 2021 (or until November 18, 2021 if we extend the period of time to consummate a business combination by the full amount of time), an affiliate of our sponsor will be paid a total of $120,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the consummation of our initial public offering, our sponsor loaned an aggregate of $210,659 to us under an unsecured promissory note, which we used for a portion of the expenses of our initial public offering. The loans were fully repaid in July 2020.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units issued to the initial holders. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement units, and units that may be issued on conversion of working capital loans (and in each case holders of their component securities, as applicable).

Related Party Policy

Our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from January 10, 2019 (inception) through June 30, 2020 totaled $133,537. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the period from January 10, 2019 (inception) through June 30, 2020.

Tax Fees. We did not pay Withum for tax planning and tax advice for the period from January 10, 2019 (inception) through June 30, 2020.

All Other Fees. We did not pay Withum for other services for the period from January 10, 2019 (inception) through June 30, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board of Directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

F-1 to F-18

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

YUNHONG INTERNATIONAL

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Yunhong International

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yunhong International (the “Company”) as of June 30, 2020 and 2019 the related statements of operations, changes in shareholders’ equity and cash flows, for the year ended June 30, 2020 and for the period from January 10, 2019 (inception) through June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019 , and the results of its operations and its cash flows for the year ended June 30, 2020 and for the period from January 10, 2019 (inception) through June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2019.

September 28, 2020

YUNHONG INTERNATIONAL

BALANCE SHEETS

	June 30,	June 30,
	2020	2019
ASSETS
Current Assets
Cash	$819,755	$19
Prepaid expenses and other assets	23,750	—
Total Current Assets	843,505	19

Deferred offering costs	—	111,758
Cash and marketable securities held in Trust Account	69,057,508	—
Total Assets	$69,901,013	$111,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$80,000	$708
Advances from related party	232,796	—
Promissory note - related party	210,659	91,150
Total Current Liabilities	523,455	91,858

Deferred underwriting fees	2,415,000	—
Total Liabilities	2,938,455	91,858

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 6,196,255 shares at June 30, 2020	61,962,550	—

Shareholders’ Equity
Preference shares, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.001 par value; 47,000,000 shares authorized; 1,023,245 and 0 shares issued and outstanding (excluding 6,196,255 and 0 shares subject to possible redemption) at June 30, 2020 and 2019, respectively	1,023	—
Class B ordinary shares, $0.001 par value; 2,000,000 shares authorized; 1,725,000 shares issued and outstanding at June 30, 2020 and 2019	1,725	1,725
Additional paid-in capital	5,799,087	23,275
Accumulated deficit	(801,827)	(5,081)
Total Shareholders’ Equity	5,000,008	19,919
Total Liabilities and Shareholders’ Equity	$69,901,013	$111,777

The accompanying notes are an integral part of these financial statements.

YUNHONG INTERNATIONAL

STATEMENTS OF OPERATIONS

	Year Ended June 30,	For the Period from January 10, 2019 (Inception) Through June 30,
	2020	2019
General and administrative expenses	$309,004	$5,081
Loss from operations	(309,004)	(5,081)

Other income (expense):
Interest income	42	—
Interest income earned on marketable securities held in the Trust Account	220,239	—
Realized loss on marketable securities held in the Trust Account	(708,023)	—
Total other expense, net	(487,742)	—

Net loss	$(796,746)	$(5,081)

Weighted average shares outstanding of Class A redeemable ordinary shares	6,859,398	—

Basic and diluted net loss per share, Class A redeemable ordinary shares	$(0.07)	$—

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	1,840,660	1,725,000

Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$(0.17)	$(0.00)

The accompanying notes are an integral part of these financial statements.

YUNHONG INTERNATIONAL

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 10, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary share			1,725,000	1,725	23,275	—	25,000

Net loss	—	—	—	—	—	(5,081)	(5,081)
Balance – June 30, 2019	—	$—	1,725,000	$1,725	$23,275	$(5,081)	$19,919

Sale of 6,900,000 Units, net of underwriting discounts and offering costs	6,900,000	6,900	—	—	64,662,385	—	64,669,285

Sale of 250,500 Private Units	250,500	251	—	—	2,504,749	—	2,505,000

Issuance of Representative Shares	69,000	69	—	—	(69)	—	—

Sale of Unit Purchase Option	—	—	—	—	100	—	100

Ordinary shares subject to possible redemption	(6,196,255)	(6,197)	—	—	(61,956,353)	—	(61,962,550)

Capital contribution to Trust Account to fund Shortfall	—	—	—	—	565,000	—	565,000

Net loss	—	—	—	—	—	(796,746)	(796,746)
Balance – June 30, 2020	1,023,245	$1,023	1,725,000	$1,725	$5,799,087	$(801,827)	$5,000,008

(1) The shares and the associated amounts have been retroactively restated to reflect the stock dividend of 1.20 shares of Class B ordinary shares for each outstanding share of Class B ordinary shares on February 10, 2020.

The accompanying notes are an integral part of these financial statements.

YUNHONG INTERNATIONAL

STATEMENTS OF CASH FLOWS

	Year Ended June 30,	For the Period from January 10, 2019 (inception) Through June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(796,746)	$(5,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(220,239)	—
Realized loss on securities held in Trust Account	708,023	—
Fees charged to Trust Account	19,708	—
Changes in operating assets and liabilities:
Prepaid expenses	(23,750)	—
Accounts payable and accrued expenses	79,292	708
Net cash used in operating activities	(233,712)	(4,373)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(69,000,000)	—
Net cash used in investing activities	(69,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discount paid	67,620,000	—
Proceeds from sale of Private Units	2,505,000	—
Proceeds from sale of unit purchase option	100	—
Advances from related party	232,796	—
Proceeds from promissory note – related party	10,000	—
Payment of offering costs	(314,448)	(20,608)
Net cash provided by financing activities	70,053,448	4,392

Net Change in Cash	819,736	19
Cash – Beginning	19	—
Cash – Ending	$819,755	$19

Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$62,194,080	$—
Change in value of ordinary shares subject to possible redemption	$(796,530)	$—
Deferred underwriting fee payable	$2,415,000	$—
Offering costs included in promissory note – related party	$109,509	$91,150
Capital contribution to Trust Account	$565,000	$—
Issuance of Representative Shares	$69	$—

The accompanying notes are an integral part of these financial statements.

YUNHONG INTERNATIONAL

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

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

At June 30, 2020, the Company had not yet commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) (as discussed below) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 12, 2020. On February 18, 2020, the Company consummated the Initial Public Offering of 6,000,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $60,000,000, which is described in Note 3.

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

Transaction costs amounted to $4,330,715, consisting of $1,380,000 of underwriting fees, $2,415,000 of deferred underwriting fees and $535,715 of other offering costs. In addition, as of June 30, 2020, cash of $819,755 was held outside of the Trust Account and is available for working capital purposes.

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

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

YUNHONG INTERNATIONAL

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

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

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent public registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and 2019.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s redeemable Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2020, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $4,330,715 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

YUNHONG INTERNATIONAL

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2020 and 2019 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s statements of operations include a presentation of loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned and realized losses on the Trust Account of approximately $487,742 for the year ended June 30, 2020 , by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for loss attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares includes the Private Units, the Representative Shares (as defined in Note 7) and Founder Shares (as defined in Note 5) as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a foreign cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In January 2019, the Company issued one Class B ordinary share to the Sponsor for no consideration. On May 23, 2019, the Company cancelled the one share and issued to the Sponsor 1,437,500 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.017 per share. In February 2020, the Company effected a 1.2 for 1 stock dividend for each Founder Share outstanding, resulting in the Sponsor holding an aggregate of 1,725,000 Founder Shares, of which up to 225,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 225,000 Founder Shares are no longer subject to forfeiture.

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

Advances from Related Party

During the year ended June 30, 2020, the Sponsor advanced the Company funds to cover certain working capital expenses. The advances are non-interest bearing and payable upon demand. Advances totaling $232,796 are outstanding as of June 30, 2020.

Promissory Note — Related Party

On May 23, 2019, the Company issued an unsecured promissory note to the Sponsor, as amended and restated on January 17, 2020 (the “Promissory Note”). Pursuant to the Promissory Note, the Company may borrow up to an aggregate principal amount of $300,000 to cover expenses related to the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of June 30, 2020 or the completion of the Initial Public Offering. As of June 30, 2020, there was $210,659 outstanding under the Promissory Note. The Promissory Note was repaid in July 2020.

YUNHONG INTERNATIONAL

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

Administrative Services Agreement

The Company entered into an agreement, commencing on February 18, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, administrative and support services. For the year ended June 30, 2020, the Company incurred $50,000 in fees for these services. On April 15, 2020, the Company entered into an assignment agreement with the Sponsor and an affiliate of the Sponsor, pursuant to which all of the Sponsor’s rights and obligations under the agreement were assigned to the affiliate of the Sponsor.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted upon consummation of a Business Combination into additional units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The units would be identical to the Private Units. As of June 30, 2020, no Working Capital Loans were outstanding.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

YUNHONG INTERNATIONAL

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and 2019, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 47,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2020, there were 1,023,245 Class A ordinary shares issued and outstanding, excluding 6,196,255 shares subject to possible redemption, respectively. At June 30, 2019, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 2,000,000 Class B ordinary shares with a par value of $0.001 per share. At June 30, 2020 and 2019, there were 1,725,000 Class B ordinary shares issued and outstanding.

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

YUNHONG INTERNATIONAL

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

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

YUNHONG INTERNATIONAL

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

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

YUNHONG INTERNATIONAL

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

Unit Purchase Option

On February 18, 2020, the Company sold to the underwriters (and its designees), for $100, an option to purchase up to 300,000 Units exercisable at $12.25 per Unit (or an aggregate exercise price of $4,226,250) commencing on the later of February 12, 2021 and the closing of a Business Combination. On February 24, 2020, in connection with the underwriters’ election to exercise the over-allotment option in full, the Company issued the underwriters an option to purchase up to an additional 45,000 Units exercisable at $12.25 per Unit for no additional consideration. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires February 12, 2025. The Units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated the fair value of the unit purchase option is approximately $893,000, or $2.59 per Unit, using the Black-Scholes option-pricing model . The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.39% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the Class A ordinary shares underlying such units, the rights included in such units, the Class A ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statements with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of Class A ordinary shares at a price below its exercise price.

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

YUNHONG INTERNATIONAL

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

At June 30, 2020, assets held in the Trust Account were comprised of $63,846,914 in mutual and money market funds and $5,210,594 in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020
Assets:
Investments – Mutual and Money Market Fund	1	$63,846,914

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

The gross holding gains and fair value of held-to-maturity securities at June 30, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value
June 30, 2020	U.S. Treasury Securities (Mature on 8/15/2020)	$5,210,594	$1,363	$5,211,957

NOTE 9. TRUST ACCOUNT

During the preparation of the quarterly report for the quarter ended March 31, 2020, the Company determined that American Stock Transfer & Trust Company LLC, as the trustee, and Morgan Stanley, as custodian, had not invested the Trust Account funds in accordance with the Trust Agreement. Thereafter, the Company immediately took steps to liquidate such investments and to reinvest the funds only in the types of securities specified under the Trust Agreement (the date of such reinvestment, May 5, 2020, is referred to herein as the “Reinvestment Date”). As of March 31, 2020, the Company had an unrealized loss on marketable securities held in the Trust Account of $1,151,591 (including principal and interest). Between March 31, 2020 and the Reinvestment Date, the Company recouped part of the losses and on the Reinvestment Date the Company had an unrealized loss on marketable securities held in the Trust Account of $565,000 (the “Shortfall”). The Shortfall represents the difference between the aggregate amount of the funds in the Trust Account as of the Reinvestment Date and the amount that would have been in the Trust Account on the Reinvestment Date had the funds in the Trust Account always been invested pursuant to the requirements set forth in the Trust Agreement. To remedy the issue, and for no additional consideration, on May 14, 2020 the Sponsor funded the Trust Account in the amount of the Shortfall. Since the amount of the Shortfall funded by the Sponsor is not required to be repaid by the Company, the Company has recorded this amount as a credit to additional paid in capital in the accompanying statement of shareholders’ equity.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to September 28, 2020. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 12, 2020, by and between the Company and Maxim Group LLC. (1)

3.1	Third Amended and Restated Articles of Association. (1)

4.1	Warrant Agreement, dated February 12, 2020, by and between American Stock Transfer & Trust Company LLC and the Company. (1)

4.2	Rights Agreement, dated February 12, 2020, by and between American Stock Transfer & Trust Company LLC and the Company. (1)

4.3	Unit Purchase Option, dated February 12, 2020, by and between the Company and Maxim Group LLC. (1)

4.4	Description of Securities.*

10.1	Letter Agreement, dated February 12, 2020, by and among the Company, its officers and directors and Sponsor. (1)

10.2	Investment Management Trust Agreement, dated February 12, 2020, by and between American Stock Transfer & Trust Company LLC and the Company. (1)

10.3	Registration Rights Agreement, dated February 12, 2020, by and among the Company and certain security holders. (1)

10.4	Securities Subscription Agreement, dated May 22, 2019, between the Registrant and LF International Pte. Ltd. (2)

10.5	Unit Subscription Agreement, dated February 12, 2020, by and between the Company and Sponsor(1)

10.6	Administrative Services Agreement, dated February 12, 2020, by and between the Company and Sponsor. (1)

10.7	Unit Subscription Agreement, dated February 12, 2020, by and between the Company and Sponsor. (1)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification pursuant to 18 U.S.C. 1350.**

32.2	Certification pursuant to 18 U.S.C. 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 18, 2020.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on February 6, 2020.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 28, 2020	Yunhong International

	By:	/s/ Patrick Orlando
	Name:	Patrick Orlando
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Patrick Orlando	Chief Executive Officer	September 28, 2020
Patrick Orlando	(Principal Executives Officer)

/s/ Andrey Novikov	Chief Executive Officer	September 28, 2020
Andrey Novikov	(Principal Financial & Accounting Officer)

/s/ Yubao Li	Chairman of the Board and Director	September 28, 2020
Yubao Li

/s/ Baibing Li	Director	September 28, 2020
Baibing Li

/s/ Wan Zhang	Director	September 28, 2020
Wan Zhang

/s/ Seydou Bouda	Director	September 28, 2020
Seydou Bouda