Form 10-Q
period 2020-09-30
Yunhong International
filed 2020-11-16
CIK 1773086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 16, 2020, there were 7,219,500 Class A ordinary shares, $0.001 par value per share, and 1,725,000 Class B ordinary shares, $0.001 par value per share, issued and outstanding.

YUNHONG INTERNATIONAL

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YUNHONG INTERNATIONAL
CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2020	2020
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$519,080	$819,755
Prepaid expenses and other receivable	21,925	23,750
Total Current Assets	541,005	843,505

Cash and marketable securities held in Trust Account	69,053,996	69,057,508
Total Assets	$69,595,001	$69,901,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$96,546	$80,000
Advances from related party	182,796	232,796
Promissory note- related party	—	210,659
Total Current Liabilities	279,342	523,455

Deferred underwriting fees	2,415,000	2,415,000
Total Liabilities	2,694,342	2,938,455

Commitments and contingencies

Class A ordinary shares subject to possible redemption, 6,190,065 and 6,196,255 shares at September 30, 2020 and June 30, 2020, respectively	61,900,650	61,962,550

Shareholders’ Equity
Preference shares, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.001 par value; 47,000,000 shares authorized; 1,029,435 and 1,023,245 shares issued and outstanding (excluding 6,190,065 and 6,196,255 shares subject to possible redemption) at September 30, 2020 and June 30, 2020, respectively	1,029	1,023
Class B ordinary shares, $0.001 par value; 2,000,000 shares authorized; 1,725,000 shares issued and outstanding at September 30, 2020 and June 30, 2020	1,725	1,725
Additional paid-in capital	5,860,981	5,799,087
Accumulated deficit	(863,726)	(801,827)
Total Shareholders’ Equity	5,000,009	5,000,008
Total Liabilities and Shareholders’ Equity	$69,595,001	$69,901,013

The accompanying notes are an integral part of the unaudited condensed financial statements.

YUNHONG INTERNATIONAL
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2020	2019
General and administrative expenses	$71,322	$131
Loss from operations	(71,322)	(131)

Other income:
Interest income earned on marketable securities held in the Trust Account	9,423	—

Net loss	$(61,899)	$(131)

Weighted average shares outstanding of Class A redeemable ordinary shares	6,900,000	—

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00	$—

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	2,044,500	1,500,000

Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$(0.03)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

YUNHONG INTERNATIONAL
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 1, 2020	1,023,245	$1,023	1,725,000	$1,725	$5,799,087	$(801,827)	$5,000,008

Change in value of ordinary shares subject to possible redemption	6,190	6	—	—	61,894	—	61,900

Net loss	—	—	—	—	—	(61,899)	(61,899)
Balance – September 30, 2020	1,029,435	$1,029	1,725,000	$1,725	$5,860,981	$(863,726)	$5,000,009

THREE MONTHS ENDED SEPTEMBER 30, 2019

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – July 1, 2019	1,725,000	$1,725	$23,275	$(5,081)	$19,919

Net loss	—	—	—	(131)	(131)
Balance – September 30, 2019	1,725,000	$1,725	$23,275	$(5,212)	$19,788

The accompanying notes are an integral part of the unaudited condensed financial statements.

YUNHONG INTERNATIONAL
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(61,899)	$(131)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(9,423)	—
Fees charged to Trust Account	12,935	—
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	1,825	—
Accrued expenses	16,546	(708)
Net cash used in operating activities	(40,016)	(839)

Cash flows from financing activities:
Repayment of advances from related party	(50,000)	—
Proceeds from promissory note – related party	—	10,000
Repayment of promissory note – related party	(210,659)	—
Payment of offering costs	—	(6,491)
Net cash (used in) provided by financing activities	(260,659)	3,509

Net change in cash	(300,675)	2,670
Cash at beginning of period	819,755	19
Cash at end of period	$519,080	$2,689

Non-cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$(61,900)	$—
Offering costs paid through promissory note – related party	$—	$53,800

The accompanying notes are an integral part of the unaudited condensed financial statements.

YUNHONG INTERNATIONAL

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Yunhong International (the “Company”) is a blank check company incorporated in the Cayman Islands on January 10, 2019. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses that have their primary operations located in Asia (excluding China). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

At September 30, 2020, the Company had not yet commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) (as discussed below) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on February 18, 2020, an amount of $60,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (“Trust Account”), until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. The Trust Account is controlled by the terms of the Investment Management Trust Agreement, dated February 12, 2020, by and between the Company and American Stock Transfer & Trust Company LLC, as the trustee (the “Trust Agreement”) (see Note 9 for additional information).

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

Transaction costs amounted to $4,330,715, consisting of $1,380,000 of underwriting fees, $2,415,000 of deferred underwriting fees and $535,715 of other offering costs. In addition, as of September 30, 2020, cash of $519,080 was held outside of the Trust Account and is available for working capital purposes.

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

YUNHONG INTERNATIONAL

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

YUNHONG INTERNATIONAL

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 as filed with the SEC on September 28, 2020, which contains the audited financial statements and notes thereto. The financial information as of June 30, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year June 30, 2020. The interim results for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending June 30, 2021 or for any future interim periods.

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

YUNHONG INTERNATIONAL

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and June 30, 2020.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s redeemable Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020 and June 30, 2020, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $4,330,715 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2020 and June 30, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s condensed statements of operations include a presentation of loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account of approximately $9,400 for the three months ended September 30, 2020, by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net loss per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for loss attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares includes the Private Units, the Representative Shares (as defined in Note 7) and Founder Shares (as defined in Note 5) as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account. At September 30, 2019, weighted average shares were reduced for the effect of an aggregate of 225,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters.

YUNHONG INTERNATIONAL

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

YUNHONG INTERNATIONAL

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Advances from Related Party

During the year ended June 30, 2020, the Sponsor advanced the Company funds in the aggregate amount of $232,796 to cover certain working capital expenses. The advances are non-interest bearing and payable upon demand. The Company repaid $50,000 of such advances during the three months ended September 30, 2020. Advances totaling $182,796 are outstanding as of September 30, 2020.

Promissory Note – Related Party

On May 23, 2019, the Company issued an unsecured promissory note to the Sponsor, as amended and restated on January 17, 2020 (the “Promissory Note”). Pursuant to the Promissory Note, the Company may borrow up to an aggregate principal amount of $300,000 to cover expenses related to the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of June 30, 2020 or the completion of the Initial Public Offering. As of June 30, 2020, there was $210,659 outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $210,659 was repaid in July 2020.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 18, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, administrative and support services. For the three months ended September 30, 2020, the Company incurred $30,000 in fees for these services. On April 15, 2020, the Company entered into an assignment agreement with the Sponsor and an affiliate of the Sponsor, pursuant to which all of the Sponsor’s rights and obligations under the agreement were assigned to the affiliate of the Sponsor.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted upon consummation of a Business Combination into additional units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The units would be identical to the Private Units. As of September 30, 2020 and June 30, 2020, no Working Capital Loans were outstanding.

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

YUNHONG INTERNATIONAL

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and June 30, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 47,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2020 and June 30, 2020, there were 1,029,435 and 1,023,245 Class A ordinary shares issued and outstanding, excluding 6,190,065 and 6,196,255 shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 2,000,000 Class B ordinary shares with a par value of $0.001 per share. At September 30, 2020 and June 30, 2020, there were 1,725,000 Class B ordinary shares issued and outstanding.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

YUNHONG INTERNATIONAL

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

YUNHONG INTERNATIONAL

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

At September 30, 2020, assets held in the Trust Account were comprised of $63,851,018 in mutual and money market funds and $5,202,978 in U.S. Treasury Securities. At June 30, 2020, assets held in the Trust Account were comprised of $63,846,914 in mutual and money market funds and $5,210,594 in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and June 30,2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	June 30, 2020
Assets:
Investments – Mutual and Money Market Fund	1	$63,851,018	$63,846,914

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

The gross holding gains and fair value of held-to-maturity securities at September 30, 2020 and June 30, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding (Loss) Gain	Fair Value
September 30, 2020	U.S. Treasury Securities (Mature on 1/31/2021)	$5,202,978	$(13,352)	$5,189,626
June 30, 2020	U.S. Treasury Securities (Matured on 8/15/2020)	$5,210,594	$1,363	$5,211,957

NOTE 9. TRUST ACCOUNT

During the preparation of the quarterly report for the quarter ended March 31, 2020, the Company determined that American Stock Transfer & Trust Company LLC, as the trustee, and Morgan Stanley, as custodian, had not invested the Trust Account funds in accordance with the Trust Agreement. Thereafter, the Company immediately took steps to liquidate such investments and to reinvest the funds only in the types of securities specified under the Trust Agreement (the date of such reinvestment, May 5, 2020, is referred to herein as the “Reinvestment Date”). As of March 31, 2020, the Company had an unrealized loss on marketable securities held in the Trust Account of $1,151,591 (including principal and interest). Between March 31, 2020 and the Reinvestment Date, the Company recouped part of the losses and on the Reinvestment Date the Company had an unrealized loss on marketable securities held in the Trust Account of $565,000 (the “Shortfall”). The Shortfall represents the difference between the aggregate amount of the funds in the Trust Account as of the Reinvestment Date and the amount that would have been in the Trust Account on the Reinvestment Date had the funds in the Trust Account always been invested pursuant to the requirements set forth in the Trust Agreement. To remedy the issue, and for no additional consideration, on May 14, 2020 the Sponsor funded the Trust Account in the amount of the Shortfall. Since the amount of the Shortfall funded by the Sponsor is not required to be repaid by the Company, the Company recorded this amount as a credit to additional paid in capital during the year ended June 30, 2020.

YUNHONG INTERNATIONAL

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering, and identifying a target company for a Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2020, we had a net loss of $61,899, which consists of general and administrative expenses of $71,322, offset by interest earned on marketable securities held in the Trust Account of $9,423.

For the three months ended September 30, 2019, we had a net loss of $131, which consists of general and administrative expenses.

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

For the three months ended September 30, 2020, cash used in operating activities was $40,016, which consisted of our net loss of $61,899, interest earned on marketable securities held in the Trust Account of $9,423, fees charged to Trust Account of $12,935 and changes in operating assets and liabilities, which provided $18,371 of cash from operating activities.

For the three months ended September 30, 2019, cash used in operating activities was $839. Net loss of $131 was impacted by changes in operating liabilities, which used $708 of cash from operating activities.

As of September 30, 2020, we had cash and marketable securities of $69,053,996 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial Business Combination. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $519,080 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed interim balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2020 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our Amended and Restated Memorandum and Articles of Association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

YUNHONG INTERNATIONAL

Date: November 16, 2020	/s/ Patrick Orlando
	Name:	Patrick Orlando
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2020	/s/ Andrey Novikov
	Name:	Andrey Novikov
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

