Form 10-Q
period 2020-12-31
Yunhong International
filed 2021-02-23
CIK 1773086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 22, 2021, there were 7,219,500 Class A ordinary shares, $0.001 par value per share, and 1,725,000 Class B ordinary shares, $0.001 par value per share, issued and outstanding.

YUNHONG INTERNATIONAL

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YUNHONG INTERNATIONAL
CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2020	2020
	(unaudited)
ASSETS
Current Assets
Cash	$64,520	$819,755
Prepaid expenses and other current assets	100	23,750
Total Current Assets	64,620	843,505

Cash and marketable securities held in Trust Account	69,066,989	69,057,508
Total Assets	$69,131,609	$69,901,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$53,389	$80,000
Advances from related party	182,796	232,796
Promissory note- related party	—	210,659
Total Current Liabilities	236,185	523,455

Deferred underwriting fees	2,415,000	2,415,000
Total Liabilities	2,651,185	2,938,455

Commitments and contingencies

Class A ordinary shares subject to possible redemption, 6,148,042 and 6,196,255 shares at December 31, 2020 and June 30, 2020, respectively	61,480,423	61,962,550

Shareholders’ Equity
Preference shares, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.001 par value; 47,000,000 shares authorized; 1,071,458 and 1,023,245 shares issued and outstanding (excluding 6,148,042 and 6,196,255 shares subject to possible redemption) at December 31, 2020 and June 30, 2020, respectively	1,071	1,023
Class B ordinary shares, $0.001 par value; 2,000,000 shares authorized; 1,725,000 shares issued and outstanding at December 31, 2020 and June 30, 2020	1,725	1,725
Additional paid-in capital	6,281,166	5,799,087
Accumulated deficit	(1,283,961)	(801,827)
Total Shareholders’ Equity	5,000,001	5,000,008
Total Liabilities and Shareholders’ Equity	$69,131,609	$69,901,013

The accompanying notes are an integral part of the unaudited condensed financial statements.

YUNHONG INTERNATIONAL
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

General and administrative expenses	$424,522	$—	$495,844	$131
Loss from operations	(424,522)	—	(495,844)	(131)

Other income:
Interest income earned on marketable securities held in the Trust Account	4,287	—	13,710	—

Net loss	$(420,235)	$—	$(482,134)	$(131)

Weighted average shares outstanding of Class A redeemable ordinary shares	6,900,000	—	6,900,000	—

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00	$—	$0.00	$—

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	2,044,500	1,500,000	2,044,500	1,500,000

Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$(0.21)	$(0.00)	$(0.24)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

YUNHONG INTERNATIONAL
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED DECEMBER 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 1, 2020	1,023,245	$1,023	1,725,000	$1,725	$5,799,087	$(801,827)	$5,000,008

Change in value of Class A ordinary shares subject to possible redemption	6,190	6	—	—	61,894	—	61,900

Net loss	—	—	—	—	—	(61,899)	(61,899)
Balance – September 30, 2020	1,029,435	$1,029	1,725,000	$1,725	$5,860,981	$(863,726)	$5,000,009

Change in value of Class A ordinary shares subject to possible redemption	42,023	42	—	—	420,185	—	420,227

Net loss	—	—	—	—	—	(420,235)	(420,235)
Balance – December 31, 2020	1,071,458	$1,071	1,725,000	$1,725	$6,281,166	$(1,283,961)	$5,000,001

THREE AND SIX MONTHS ENDED DECEMBER 31, 2019

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – July 1, 2019	1,725,000	$1,725	$23,275	$(5,081)	$19,919

Net loss	—	—	—	(131)	(131)
Balance – September 30, 2019	1,725,000	$1,725	$23,275	$(5,212)	$19,788

Net loss	—	—	—	—	—
Balance – December 31, 2019	1,725,000	$1,725	$23,275	$(5,212)	$19,788

The accompanying notes are an integral part of the unaudited condensed financial statements.

YUNHONG INTERNATIONAL
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(482,134)	$(131)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(13,710)	—
Fees charged to Trust Account	4,229	—
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	23,650	—
Accrued expenses	(26,611)	(708)
Net cash used in operating activities	(494,576)	(839)

Cash flows from financing activities:
Repayment of advances from related party	(50,000)	—
Proceeds from promissory note – related party	—	10,000
Repayment of promissory note – related party	(210,659)	—
Payment of offering costs	—	(6,491)
Net cash (used in) provided by financing activities	(260,659)	3,509

Net change in cash	(755,235)	2,670
Cash at beginning of period	819,755	19
Cash at end of period	$64,520	$2,689

Non-cash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(482,127)	$—
Offering costs paid through promissory note – related party	$—	$74,189
Deferred offering costs included in accounts payable	$—	$29,705

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

At December 31, 2020, the Company had not yet commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) (as discussed below) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company initially had until February 18, 2021 to consummate a Business Combination. However, if the Company anticipated that it may not be able to consummate a Business Combination by February 18, 2021, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 21 months to complete a Business Combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $690,000 ($0.10 per share), on or prior to the applicable deadline for each three month extension (or up to an aggregate of $2,070,000, or $0.30 per share, if the Company extends for the full nine months).

On February 10, 2021, the period of time for the Company to consummate a Business Combination was extended for an additional three-month period ending on May 18, 2021, and, accordingly, $690,000 was deposited into the Trust Account. The deposit was funded by non-interest bearing unsecured convertible promissory note from Ares Motor Works (“Ares”) (see Note 10).

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 18, 2021.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, as filed with the SEC on September 28, 2020, which contains the audited financial statements and notes thereto. The financial information as of June 30, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year June 30, 2020. The interim results for the three and six months ended December 31, 2020 are not necessarily indicative of the results to be expected for the year ending June 30, 2021, or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and June 30, 2020.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s redeemable Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020 and June 30, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $4,330,715 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2020 and June 30, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision is zero for the periods presented.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the private placement to purchase 3,575,250 Class A ordinary shares, (2) rights sold in the Initial Public Offering and the private placement that convert into 715,050 Class A ordinary shares and (3) 345,000 Class A ordinary shares, warrants to purchase 172,500 Class A ordinary shares and rights that convert into 34,500 Class A ordinary shares in the unit purchase option sold to the underwriters, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into Class A ordinary shares and the exercise of the unit purchase option are contingent upon the occurrence of future events and inclusion of such warrants would be anti-dilutive under the treasury stock method.

The Company’s condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net loss per share, basic and diluted, for Class A and B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and B non-redeemable ordinary shares outstanding for the period. Class A and B non-redeemable ordinary shares includes the Private Units, the Representative Shares (as defined in Note 7) and Founder Shares (as defined in Note 5) as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account. At December 31, 2019, weighted average shares were reduced for the effect of an aggregate of 225,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$4,287	$—	$13,710	$—
Net Earnings	$4,287	$—	$13,710	$—
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	6,900,000	—	6,900,000	—
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$—	$0.00	$—

Non-Redeemable Class A and B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(420,235)	$—	$(482,134)	$(131)
Redeemable Net Earnings	$(4,287)	$—	$(13,710)	$—
Non-Redeemable Net Loss	$(424,522)	$—	$(495,844)	$(131)
Denominator: Weighted Average Non-Redeemable Class A and B Ordinary Shares
Non-Redeemable Class A and B Ordinary Shares, Basic and Diluted (1)	2,044,500	1,500,000	2,044,500	1,500,000
Loss/Basic and Diluted Non-Redeemable Class A and B Ordinary Shares	$(0.21)	$(0.00)	$(0.24)	$(0.00)

As of December 31, 2020 and 2019, basic and diluted shares are the same as there are no securities that are dilutive to the shareholders.

(1)	The weighted average non-redeemable ordinary shares for the year ended December 31, 2020 includes the effect of 250,500 Private Units, which were issued in conjunction with the initial public offering on February 18, 2020.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In January 2019, the Company issued one Class B ordinary share to the Sponsor for no consideration. On May 23, 2019, the Company cancelled the one share and issued to the Sponsor 1,437,500 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.017 per share. In February 2020, the Company effected a 1.2 for 1 stock dividend for each Founder Share outstanding, resulting in the Sponsor holding an aggregate of 1,725,000 Founder Shares, of which up to 225,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. All share and per share amounts have been retroactively restated to reflect the share transactions. As a result of the underwriters’ election to fully exercise their over-allotment option, 225,000 Founder Shares are no longer subject to forfeiture.

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

Advances from Related Party

During the year ended June 30, 2020, the Sponsor advanced the Company funds in the aggregate amount of $232,796 to cover certain working capital expenses. The advances are non-interest bearing and payable upon demand. The Company repaid $50,000 of such advances during the quarter ended December 31, 2020. Advances totaling $182,796 are outstanding as of December 31, 2020.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 18, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, administrative and support services. On April 15, 2020, the Company entered into an assignment agreement with the Sponsor and an affiliate of the Sponsor, pursuant to which all of the Sponsor’s rights and obligations under the agreement were assigned to the affiliate of the Sponsor. For the three and six months ended December 31, 2020, the Company incurred $30,000 and $60,000 in fees for these services, respectively. At December 31, 2020, $20,000 is included in accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted upon consummation of a Business Combination into additional units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The units would be identical to the Private Units. As of December 31, 2020 and June 30, 2020, no Working Capital Loans were outstanding.

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

On February 10, 2021, the period of time for the Company to consummate a Business Combination was extended for an additional three-month period ending on May 18, 2021, and, accordingly, $690,000 was deposited into the Trust Account (see Note 10).

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and June 30, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 47,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020 and June 30, 2020, there were 1,071,458 and 1,023,245 Class A ordinary shares issued and outstanding, excluding 6,148,042 and 6,196,255 shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 2,000,000 Class B ordinary shares with a par value of $0.001 per share. At December 31, 2020 and June 30, 2020, there were 1,725,000 Class B ordinary shares issued and outstanding.

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

The Company may call the warrants for redemption (excluding the Private Warrants but including any outstanding warrants issued upon exercise of the unit purchase option):

·	in whole and not in part;
·	at a price of $0.01 per warrant;
·	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
·	if, and only if, the reported last sale price of the Class A ordinary shares equal or exceed $16.50 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends to the notice of redemption to the warrant holders.

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

At December 31, 2020, assets held in the Trust Account were comprised of $63,862,128 in mutual and money market funds and $5,204,861 in U.S. Treasury Securities. At June 30, 2020, assets held in the Trust Account were comprised of $63,846,914 in mutual and money market funds and $5,210,594 in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and June 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020, and June 30, 2020, are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding (Loss) Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 1/31/2021)	1	$5,204,861	$(46,953)	$5,157,908
June 30, 2020	U.S. Treasury Securities (Matured on 8/15/2020)	1	$5,210,594	$1,363	$5,211,957

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On February 10, 2021, the period of time for the Company to consummate a Business Combination was extended for an additional three-month period ending on May 18, 2021, and, accordingly, $690,000 was deposited into the Trust Account. The deposit was by non-interest bearing unsecured convertible promissory notes from Ares. The note is repayable on or before November 18, 2021 (subject to the waiver against trust limitations) and may be converted into shares of the Company or its successor entity at a price of $10.00 per share at the option of the lender.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering, and after the Initial Public Offering, identifying a target company for a Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended December 31, 2020, we had a net loss of $420,235, which consists of general and administrative expenses of $424,522, offset by interest earned on marketable securities held in the Trust Account of $4,287.

For the six months ended December 31, 2020, we had a net loss of $482,134, which consists of general and administrative expenses of $495,844, offset by interest earned on marketable securities held in the Trust Account of $13,710.

For the three months ended December 31, 2019, we had no activity.

For the six months ended December 31, 2019, we had a net loss of $131, which consists of general and administrative expenses.

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

For the six months ended December 31, 2020, cash used in operating activities was $494,576, which consisted of our net loss of $482,134, interest earned on marketable securities held in the Trust Account of $13,710, fees charged to Trust Account of $4,229 and changes in operating assets and liabilities, which used $2,961 of cash from operating activities.

For the six months ended December 31, 2019, cash used in operating activities was $839. Net loss of $131 was impacted by changes in operating liabilities, which used $708 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities of $69,066,989 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial Business Combination. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $64,520 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

On February 10, 2021, the period of time for us to consummate a Business Combination was extended for an additional three-month period ending on May 18, 2021, and, accordingly, $690,000 was deposited into the Trust Account. The deposit was by non-interest bearing unsecured convertible promissory notes from Ares. The note is repayable upon the consummation of a Business Combination and may be converted into units at a price of $10.00 per unit at the option of the lender.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Going Concern

Management has determined that the mandatory liquidation date of May 18, 2021 and subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed interim balance sheets.

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income and unrealized losses on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the periods presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

YUNHONG INTERNATIONAL

Date: February 22, 2021	/s/ Patrick Orlando
	Name:	Patrick Orlando
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 22, 2021	/s/ Andrey Novikov
	Name:	Andrey Novikov
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)