Form 10-K/A
period 2020-06-30
Yunhong International
filed 2021-07-23
CIK 1773086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 )

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

 DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

Yunhong International (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A, or this “Amendment,” to amend and restate certain items in our Annual Report on Form 10-K for the period ended June 30, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2020, or the “Original Filing,” and to restate our financial statements as of and for the period ended June 30, 2020, included in the Original Filing (collectively, the “Original Financial Statements”).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity instruments. Upon further consideration of the rules and guidance, the Company’s audit committee, in consultation with management of the Company and after discussion with WithumSmith+Brown, PC, the Company’s independent registered public accounting firm, concluded that the Warrants are precluded from equity classification. As a result, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on June 21, 2021, the Company’s audit committee, based on the recommendation of, and after consultation with, the Company’s management, concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, cash flows or cash.

The Company has not amended its Current Report on Form 8-K filed on February 24, 2020 or its quarterly reports on Form 10-Q filed on May 15, 2020, November 16, 2020 and February 23, 2021 for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1, 32.2, and 32.3) to this Amendment under Item 15 of Part IV hereof.

This Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Restatement Background

On April 12, 2021, the staff of the Division of Corporation Finance of the SEC issued a public statement (the “Public Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the reclassification of the warrants in light of the Public Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement errors on our financial statements).

ii

Internal Control and Disclosure Controls Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1. Business.
•	Part I – Item 1A. Risk Factors.
•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	Part II – Item 8. Financial Statements and Supplementary Data.
•	Part II – Item 9A. Controls and Procedures.
•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after September 28, 2020, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

iii

Unless otherwise stated in this Annual Report on Form 10-K/A, or the context otherwise requires, references to:

•	“amended and restated memorandum and articles of association” are to our memorandum and articles of association to be in effect upon completion of our initial public offering;

•	“Amendment” are to this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2020;

•	“Companies Law” are to the Companies Law (2018 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“founder shares” are to our Class B ordinary shares, par value $0.001 per share, held by our initial shareholders and, unless the context otherwise requires, the term also includes our Class A ordinary shares issued upon the conversion thereof as provided herein;

•	“initial shareholders” are the holders of our founder shares sold prior to our initial public offering;

•	“letter agreement” refers to the letter agreement by and among our company, our sponsor and our officers and directors;

•	“management” or our “management team” are to our officers and directors;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•	“Original Filing” are to our Annual Report on Form 10-K for the fiscal year ended June 30, 2020;

•	“private placement rights” are to the rights included in the private placement units being purchased by our sponsor in the private placement;

•	“private placement shares” are to the Class A ordinary shares included in the private placement units being purchased by our sponsor in the private placement;

•	“private placement units” are to the units issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

•	“private placement warrants” are to the warrants included within the private placement units being purchased separately by our sponsor in the private placement;

•	“public rights” are to the rights sold as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or in the open market);

•	“public shareholders” are to the holders of our public shares;

•	“public shares” are to our Class A ordinary shares, par value $0.001 per share, offered as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or thereafter in the open market);

•	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or in the open market);

•	“rights” are to our rights, which include the public rights as well as the private placement rights to the extent they are no longer held by the initial purchasers of the private placement rights or their permitted transferees;

•	“sponsor” are to LF International Pte. Ltd., a Republic of Singapore limited company; our Chairman is the sole director of our sponsor;

•	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

•	“we,” “us,” “company,” “Yunhong” or “our company” are to Yunhong International, a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	risks associated with acquiring an operating company or business in the consumer goods, healthcare and pharmaceutical, and E-commerce industries;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the trust account not being subject to claims of third parties;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance following our initial public offering.

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

Business Combination

On May 14, 2021, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Giga Energy Inc., a corporation formed under the laws of the Province of British Columbia, Canada (“Giga Energy”), each of Giga Energy’s shareholders named therein (collectively, the “Sellers”), LF International Pte. Ltd., a Republic of Singapore company, in the capacity as the representative from and after the closing of the Transactions (as defined below) for Yunhong’s shareholders other than the Sellers, and Yang Lan, in the capacity as the representative for the Sellers thereunder. Pursuant to the Share Exchange Agreement, among other things and subject to the terms and conditions contained therein, we will effect an acquisition of Giga Energy, by acquiring from the Sellers all of the issued and outstanding equity interests of Giga Energy in exchange for newly issued ordinary shares of our Company (together with the other transactions contemplated by the Share Exchange Agreement, the “Transactions”).

We will file a proxy statement/prospectus in connection with our proposed business combination with Giga Energy. Investors should review the proxy statement/prospectus for additional information regarding the Share Exchange Agreement, the proposed business combination and Giga Energy, including the risks and uncertainties regarding the business combination and Giga Energy’s business.

Other than as specifically discussed, this report does not give effect to the proposed business combination with Giga Energy.

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

Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 3,450,000 public warrants and 125,250 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.

As a result, included on our balance sheet as of June 30, 2020 contained elsewhere in this Amendment are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this report, we identified a material weakness in our internal control over financial reporting related to the classification of our warrants as equity instead of liabilities. On June 21, 2021, our audit committee authorized management to restate our audited financial statements for the fiscal year ended June 30, 2020, and, accordingly, management concluded that the control deficiency that resulted in the incorrect classification of our warrants constituted a material weakness as of June 30, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods.

We have implemented a remediation plan, described under Item 9A, Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our warrants but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of June 30, 2020 and for the year ended June 30, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement related to the accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as of and for the year ended June 30, 2020. We are restating our historical financial results for such period to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the Restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the year ended June 30, 2020, we had a net loss of $99,861, which consists of general and administrative expenses of $309,004, transaction costs associated allocated to warrant liabilities of $89,670, and a realized loss on marketable securities held in our Trust Account of $708,023, offset by the change in fair value of warrant liabilities of $786,555, interest earned on marketable securities held in the Trust Account of $220,239 and interest earned of $42.

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

For the year ended June 30, 2020, cash used in operating activities was $233,712. Net loss of $99,861 was impacted by the change in fair value of warrant liabilities of $786,555, transaction costs allocated to warrant liabilities of $89,670, interest earned on marketable securities held in the Trust Account of $220,239, a realized loss on marketable securities held in our Trust Account of $708,023, fees charged to Trust Account of $19,708, and changes in operating assets and liabilities, which provided $55,542 of cash from operating activities.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as of June 30, 2020.

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

This Annual Report on Form 10-K/A does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Restatement of Previously Issued Financial Statements

On June 21, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period from January 10, 2019 (inception) through June 30, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Material Weakness in Internal Financial Control

Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, and due to the lack of monitoring of the investments in the Trust Account, our disclosure controls and procedures were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Additionally, in light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K/A:

(1)	Financial Statements:

F-1 to F-18

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on August 18, 2021 (subject to extension), then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern as also described in Note 1. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

July 23, 2021

YUNHONG INTERNATIONAL

BALANCE SHEETS

	June 30,	June 30,
	2020	2019
ASSETS	(as restated)
Current Assets
Cash	$819,755	$19
Prepaid expenses and other assets	23,750	—
Total Current Assets	843,505	19

Deferred offering costs	—	111,758
Cash and marketable securities held in Trust Account	69,057,508	—
Total Assets	$69,901,013	$111,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$80,000	$708
Advances from related party	232,796	—
Promissory note - related party	210,659	91,150
Total Current Liabilities	523,455	91,858

Warrant liabilities	895,065	—
Deferred underwriting fee payable	2,415,000	—
Total Liabilities	3,833,520	91,858

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 6,106,749 shares at June 30, 2020	61,067,490	—

Shareholders’ Equity
Preference shares, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.001 par value; 47,000,000 shares authorized; 1,112,751 and 0 shares issued and outstanding (excluding 6,106,749 and 0 shares subject to possible redemption) at June 30, 2020 and 2019, respectively	1,113	—
Class B ordinary shares, $0.001 par value; 2,000,000 shares authorized; 1,725,000 shares issued and outstanding at June 30, 2020 and 2019	1,725	1,725
Additional paid-in capital	5,102,107	23,275
Accumulated deficit	(104,942)	(5,081)
Total Shareholders’ Equity	5,000,003	19,919
Total Liabilities and Shareholders’ Equity	$69,901,013	$111,777

The accompanying notes are an integral part of these financial statements.

YUNHONG INTERNATIONAL

STATEMENTS OF OPERATIONS

	Year Ended June 30,	For the Period from January 10, 2019 (Inception) Through June 30,
	2020	2019
	(As Restated)
General and administrative expenses	$309,004	$5,081
Loss from operations	(309,004)	(5,081)

Other income:
Change in fair value of warrant liabilities	786,555	—
Transaction costs allocated to warrant liabilities	(89,670)	—
Interest income	42	—
Interest income earned on marketable securities held in the Trust Account	220,239	—
Realized loss on marketable securities held in the Trust Account	(708,023)	—
Total other income, net	209,143)	—

Net loss	$(99,861)	$(5,081)

Weighted average shares outstanding of Class A redeemable ordinary shares	6,859,398	—

Basic and diluted net income per share, Class A redeemable ordinary shares	$(0.00)	$—

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	1,840,660	1,500,000

Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$0.21)	$(0.00)

The accompanying notes are an integral part of these financial statements.

YUNHONG INTERNATIONAL

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(As Restated)

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 10, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary share			1,725,000	1,725	23,275	—	25,000

Net loss	—	—	—	—	—	(5,081)	(5,081)
Balance – June 30, 2019	—	$—	1,725,000	$1,725	$23,275	$(5,081)	$19,919

Sale of 6,900,000 Units, net of underwriting discounts, fair value allocated to warrant liability and offering costs	6,900,000	6,900	—	—	63,130,555	—	63,137,455

Sale of 250,500 Private Units, net of fair value allocated to warrant liability	250,500	251	—	—	2,444,629	—	2,444,880

Issuance of Representative Shares	69,000	69	—	—	(69)	—	—

Sale of Unit Purchase Option	—	—	—	—	100	—	100

Ordinary shares subject to possible redemption	(6,106,749)	(6,107)	—	—	(61,061,383)	—	(61,067,490)

Capital contribution to Trust Account to fund Shortfall	—	—	—	—	565,000	—	565,000

Net loss	—	—	—	—	—	(99,861)	(99,861)
Balance – June 30, 2020	1,112,751	$1,113	1,725,000	$1,725	$5,102,107	$(104,942)	$5,000,003

(1) The shares and the associated amounts have been retroactively restated to reflect the stock dividend of 1.20 shares of Class B ordinary shares for each outstanding share of Class B ordinary shares on February 10, 2020.

The accompanying notes are an integral part of these financial statements.

YUNHONG INTERNATIONAL

STATEMENTS OF CASH FLOWS

	Year Ended June 30,	For the Period from January 10, 2019 (inception) Through June 30,
	2020	2019
	(as restated)
Cash Flows from Operating Activities:
Net loss	$(99,861)	$(5,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned on investments held in Trust Account	(220,239)	—
Realized loss on securities held in Trust Account	708,023	—
Fees charged to Trust Account	19,708	—
Change in fair value of warrant liabilities	(786,555)	—
Transaction costs allocated to warrant liabilities	89,670	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(23,750)	—
Accounts payable and accrued expenses	79,292	708
Net cash used in operating activities	(233,712)	(4,373)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(69,000,000)	—
Net cash used in investing activities	(69,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discount paid	67,620,000	—
Proceeds from sale of Private Units	2,505,000	—
Proceeds from sale of unit purchase option	100	—
Advances from related party	232,796	—
Proceeds from promissory note – related party	10,000	—
Payment of offering costs	(314,448)	(20,608)
Net cash provided by financing activities	70,053,448	4,392

Net Change in Cash	819,736	19
Cash – Beginning	19	—
Cash – Ending	$819,755	$19

Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption (including underwriter’s exercise of over-allotment)	$60,512,460	$—
Change in value of ordinary shares subject to possible redemption	$555,030	$—
Deferred underwriting fee payable	$2,415,000	$—
Payment of offering costs through promissory note – related party	$109,509	$91,150
Capital contribution to Trust Account	$565,000	$—
Issuance of Representative Shares	$69	$—

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

The registration statement for the Company’s Initial Public Offering was declared effective on February 12, 2020. On February 18, 2020, the Company consummated the Initial Public Offering of 6,000,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $60,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 232,500 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to the Company’s sponsor, LF International Pte. Ltd. (the “Sponsor”), generating gross proceeds of $2,325,000, which is described in Note 5.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification ("ASC") Subtopic 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 18, 2021 (subject to extension).

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In Addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the staff of the Division of Corporation Finance of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement, dated as of February 12, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under ASC Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s ordinary shares. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s ordinary shares if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

YUNHONG INTERNATIONAL

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

In accordance with ASC 825-10, Financial Instruments, as a result of the classification of the warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Public Warrants and shares of Class A ordinary shares included in the Units.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants (including on February 18, 2020, March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020) and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash or investments held in the trust account.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of February 18, 2020 (unaudited)
Warrant Liabilities	$—	$1,465,800	$1,465,800
Total liabilities	2,310,659	1,465,800	3,776,459
Class A Ordinary Shares Subject to Possible Redemption	53,509,080	(1,465,800)	52,043,280
Class A Ordinary Shares	649	147	796
Additional Paid-in Capital	5,002,841	89,523	5,092,364
Accumulated Deficit	(5,212)	(89,670)	(94,882)
Balance sheet as of March 31, 2020 (unaudited)
Warrant Liabilities	$—	$1,753,125	$1,753,125
Total liabilities	2,685,075	1,753,125	4,438,200
Class A Ordinary Shares Subject to Possible Redemption	61,066,500	(1,753,125)	59,313,375
Ordinary Shares	1,113	176	1,289
Additional Paid-in Capital	6,130,047	160,999	6,291,046
Accumulated Deficit	(1,132,875)	(161,175)	(1,294,050)
Balance sheet as of June 30, 2020 (audited)
Warrant Liabilities	$—	$895,065	$895,065
Total liabilities	2,938,455	895,065	3,833,520
Class A Ordinary Shares Subject to Possible Redemption	61,962,550	(895,065)	61,067,485
Ordinary Shares	1,023	89	1,112
Additional Paid-in Capital	5,799,087	(696,974)	5,102,113
Accumulated Deficit	(801,827)	696,885	(104,942)
Balance sheet as of September 30, 2020 (unaudited)
Warrant Liabilities	$—	$716,303	$716,303
Total liabilities	2,694,342	716,303	3,410,645
Class A Ordinary Shares Subject to Possible Redemption	61,900,650	(716,303)	61,184,347
Ordinary Shares	1,029	72	1,101
Additional Paid-in Capital	5,860,981	(875,719)	4,985,262
(Accumulated Deficit) Retained Earnings	(863,726)	875,647	11,921
Balance sheet as of December 31, 2020 (unaudited)
Warrant Liabilities	$—	$2,648,190	$2,648,190
Total liabilities	2,651,185	2,648,190	5,299,375
Class A Ordinary Shares Subject to Possible Redemption	61,480,423	(2,648,190)	58,832,233
Ordinary Shares	1,071	265	1,336
Additional Paid-in Capital	6,281,166	1,055,975	7,337,141
Accumulated Deficit	(1,283,961)	(1,056,240)	(2,340,201)
Statement of Operations for the Three Months Ended March 31, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$(71,505)	$(71,505)
Transaction costs allocated to warrant liabilities	—	(89,670)	(89,670)
Net loss	(1,127,663)	(161,175)	(1,288,838)
Weighted average shares outstanding, Ordinary shares subject to possible redemption	6,771,429	—	6,771,429
Basic and diluted net income per share, Ordinary shares subject to possible redemption	(0.16)	(0.03)	(0.19)
Weighted average shares outstanding, Ordinary shares	1,870,681	—	1,870,681
Basic and diluted net loss per share, Ordinary shares	(0.03)	—	(0.03)
Statement of Operations for the Nine Months Ended March 31, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$(71,505)	$(71,505)
Transaction costs allocated to warrant liabilities	—	(89,670)	(89,670)
Net loss	(1,127,794)	(161,175)	(1,288,969)
Weighted average shares outstanding, Ordinary shares subject to possible redemption	6,771,429	—	6,771,429
Basic and diluted net income per share, Ordinary shares subject to possible redemption	(0.16)	(0.03)	(0.19)
Weighted average shares outstanding, Ordinary shares	1,773,207	—	1,773,207
Basic and diluted net loss per share, Ordinary shares	(0.03)	—	(0.03)
Statement of Operations for the Year Ended June 30, 2020 (audited)
Change in fair value of warrant liabilities	$—	$786,555	$(786,555)
Transaction costs allocated to warrant liabilities	—	(89,670)	(89,670)
Net loss	(796,746)	696,885	(99,861)
Weighted average shares outstanding, Ordinary shares subject to possible redemption	6,859,398	—	6,859,398
Basic and diluted net income per share, Ordinary shares subject to possible redemption	(0.07)	—	(0.07)
Weighted average shares outstanding, Ordinary shares	1,840,660	—	1,840,660
Basic and diluted net loss per share, Ordinary shares	(0.17)	0.38	0.21
Statement of Operations for the Three Months Ended September 30, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$178,762	$178,762
Net (loss) income	(61,899)	178,762	116,863
Weighted average shares outstanding, Ordinary shares subject to possible redemption	6,900,000	—	6,900,000
Basic and diluted net income per share, Ordinary shares subject to possible redemption	(0.00)	—	(0.00)
Weighted average shares outstanding, Ordinary shares	2,044,500	—	2,044,500
Basic and diluted net loss per share, Ordinary shares	(0.03)	0.08	0.05
Statement of Operations for the Three Months Ended December 31, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$(1,931,887)	$(1,931,887)
Net loss	(420,235)	(1,931,887)	(2,352,122)
Weighted average shares outstanding, Ordinary shares subject to possible redemption	6,900,000	—	6,900,000
Basic and diluted net income per share, Ordinary shares subject to possible redemption	0.00	—	(0.00)
Weighted average shares outstanding, Ordinary shares	2,044,500	—	2,044,500
Basic and diluted net loss per share, Ordinary shares	(0.21)	(0.94)	(1.15)
Statement of Operations for the Six Months Ended December 31, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$(1,753,125)	$(1,753,125)
Net loss	(482,134)	(1,753,125)	(2,235,259)
Weighted average shares outstanding, Ordinary shares subject to possible redemption	6,900,000	—	6,900,000
Basic and diluted net income per share, Ordinary shares subject to possible redemption	0.00	—	(0.00)
Weighted average shares outstanding, Ordinary shares	2,044,500	—	2,044,500
Basic and diluted net loss per share, Ordinary shares	(0.24)	(0.86)	(1.10)
Cash Flow Statement for the Nine Months Ended March 31, 2020 (unaudited)
Net loss	$(1,127,794)	$(161,175)	$(1,288,969)
Change in fair value of warrant liabilities	—	71,505	71,505
Transaction costs allocated to warrant liabilities	—	89,670	89,670
Initial classification of Class A ordinary shares subject to possible redemption	62,194,080	(1,681,620)	60,512,460
Change in value of Class A ordinary shares subject to possible redemption	(1,127,580)	(71,500)	(1,199,080)
Cash Flow Statement for the Year Ended June 30, 2020 (audited)
Net loss	$(796,746)	$696,885	$(99,861)
Change in fair value of warrant liabilities	—	(786,555)	(786,555)
Transaction costs allocated to warrant liabilities	—	89,670	89,670
Initial classification of Class A ordinary shares subject to possible redemption	62,194,080	(1,681,620)	60,512,460
Change in value of Class A ordinary shares subject to possible redemption	(796,530)	1,351,560	555,030
Cash Flow Statement for the Three Months Ended September 30, 2020 (unaudited)
Net loss (income)	$(61,899)	$178,762)	$116,863
Change in fair value of warrant liabilities	—	(178,762)	(178,762)
Change in value of Class A ordinary shares subject to possible redemption	(61,900)	178,760	116,860
Cash Flow Statement for the Six Months Ended December 31, 2020 (unaudited)
Net loss	$(482,134)	$(1,753,125)	$(2,235,259)
Change in fair value of warrant liabilities	—	1,753,125	1,753,125
Change in value of Class A ordinary shares subject to possible redemption	(482,127)	(1,753,133)	(2,235,260)

YUNHONG INTERNATIONAL

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $4,241,045 were charged to shareholders’ equity and $89,670 of the offering costs were allocated to the warrant liabilities and charged to the statement of operations upon the completion of the Initial Public Offering.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC subtopic 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 10).

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and 2019, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 47,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2020, there were 1,112,751 Class A ordinary shares issued and outstanding, excluding 6,106,749 shares subject to possible redemption, respectively. At June 30, 2019, there were no Class A ordinary shares issued or outstanding.

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

NOTE 9. WARRANTS

Warrants — As of June 30, 2020 there were 3,450,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) 12 months from the effective date of the registration statements for the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

YUNHONG INTERNATIONAL

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

As of June 30, 2020 there were 125,250 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the Class A ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Rights — As of June 30, 2020 there were 715,050 Rights outstanding. Each holder of a right will receive one-tenth (1/10) of one Class A ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with a Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/10 share underlying each right (without paying additional consideration).

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

The Representative Shares have been deemed compensation by Financial Industry Regulatory Authority ("FINRA") and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement related to the Initial Public Offering pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020
Assets:
Investments – Mutual and Money Market Funds	1	$63,846,914
Liabilities:
Warrant Liabilities – Public Warrants	1	862,500
Warrant Liabilities – Private Warrants	3	32,565

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The gross holding gains and fair value of held-to-maturity securities at June 30, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value
June 30, 2020	U.S. Treasury Securities (Mature on 8/15/2020)	$5,210,594	$1,363	$5,211,957

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

Initial Measurement

The Warrants were valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	February 18, 2020 (Initial Measurement)
Risk-free interest rate	1.44%
Tine to maturity	6.0
Dividend yield	0.00%
Expected volatility	13.0%
Exercise price	$11.50
Unit Price	$10.00

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2020 is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurement of the Private Warrants was calculated using a Monte Carlo Simulation which is considered a Level 3 measurement.

YUNHONG INTERNATIONAL

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

The key inputs into Monte Carlo Simulation model for the Private Warrants were as follows at June 30, 2020:

Input	March 31, 2020	June 30, 2020	September 30, 2020	December 30, 2020
Risk-free interest rate	0.46%	0.39%	0.35%	0.47%
Expected Term	6.00	6.00	5.75	5.75
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	15.00%	6.30%	6.00%	12.30%
Exercise price	$11.50	$11.50	$11.50	$11.50
Unit Price	$8.84	$9.76	9.87	$9.94

As of June 30, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $32.6 thousand and $862.5 thousand, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2020	$—	$—	$—
Initial measurement on February 18, 2020 (IPO)	55,800	1,410,000	1,465,800
Initial measurement on February 24, 2020 (Over allotment)	4,320	211,500	215,820
Change in valuation inputs or other assumptions	(27,555)	(759,000)	(786,555)
Transfer to Level 1	—	(862,500)	(862,500)
Fair value as of June 30, 2020	$32,565	$—	$32,565

Transfers to/from Levels 1, 2and 3 are measured at the end of the reporting period. Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling approximately $862,500 during the period from February 18, 2020 through June 30, 2020.

NOTE 11. TRUST ACCOUNT

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

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On May 14, 2021, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Giga Energy Inc., a corporation formed under the laws of the Province of British Columbia, Canada (“Giga Energy”), each of Giga Energy’s shareholders named therein (collectively, the “Sellers”), LF International Pte. Ltd., a Republic of Singapore company, in the capacity as the representative from and after the closing of the Transactions (as defined below) (the “Closing”) for the Company’s shareholders other than the Sellers (the “Purchaser Representative”), and Yang Lan, in the capacity as the representative for the Sellers thereunder (the “Seller Representative”). Pursuant to the Share Exchange Agreement, among other things and subject to the terms and conditions contained therein, the Company will effect an acquisition of Giga Energy, by acquiring from the Sellers all of the issued and outstanding equity interests of Giga Energy (together with the other transactions contemplated by the Share Exchange Agreement, the “Transactions”).

Pursuant to the Share Exchange Agreement, in exchange for all of the outstanding shares of Giga Energy, the Company will issue to the Sellers a number of the Company ordinary shares (the “Exchange Shares”) equal in value to US$7,354,615,385, with the the Company ordinary shares valued at US$10.00 per share, with fifteen percent (15%) of such Exchange Shares (“Escrow Shares”) being deposited into a segregated escrow at the Closing (along with dividends and other earnings otherwise payable with respect to such Escrow Shares). The Escrow Shares and other escrow property shall serve as a source of security for the Sellers’ indemnification obligations and any purchase price adjustments. The Exchange Shares, including the Escrow Shares, will be allocated among the Sellers pro-rata based on each Seller’s ownership of Giga Energy immediately prior to the Closing. Certain Sellers will have their portion of the Exchange Shares subject to a lock-up as set forth in the Lock-Up Agreements as described below under the heading “Lock-Up Agreement.”

YUNHONG INTERNATIONAL

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

The Escrow Shares will be held in an escrow account to be maintained by Continental Stock Transfer & Trust Company, in its capacity as the escrow agent, or such other escrow agent as agreed by the Company and Giga Energy prior to the Closing (the “Escrow Agent”). While the Escrow Shares are held in escrow, the Sellers will be entitled to vote their portion of the Escrow Shares.

Simultaneously with the Closing of the Share Exchange Agreement, the Company, the Purchaser Representative and the Sellers will also enter into a Registration Rights Agreement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Sellers hold registration rights that obligate the Company to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), all or any portion of the Exchange Shares (the “Registrable Securities”) so long as such shares are not then restricted under the Lock-Up Agreement. Sellers holding a majority-in-interest of all Registrable Securities then issued and outstanding are entitled under the Registration Rights Agreement to make a written demand for registration under the Securities Act of all or part of their Registrable Securities, so long as such shares are not then restricted under the Lock-Up Agreement (including shares held in escrow under the Escrow Agreement). Subject to certain exceptions, if at any time after the Closing of the Transactions, the Company proposes to file a registration statement under the Securities Act with respect to its securities, under the Registration Rights Agreement, The Company shall give notice to the Sellers as to the proposed filing and offer the Sellers holding Registrable Securities an opportunity to register the sale of such number of Registrable Securities as requested by the Sellers in writing. In addition, subject to certain exceptions, Sellers holding Registrable Securities are entitled under the Registration Rights Agreement to request in writing that the Company register the resale of any or all of such Registrable Securities on Form S-3 or F-3 and any similar short-form registration that may be available at such time.

Under the Registration Rights Agreement, the Company agrees to indemnify the Sellers and certain persons or entities related to the Sellers such as their officers, directors, employees, agents and representatives (the “Seller Indemnified Parties”) against any losses or damages resulting from any untrue statement or omission of a material fact in any registration statement or prospectus pursuant to which they sell Registrable Securities, unless such liability arose from their misstatement or omission in any registration statement or prospectus and the Sellers agree to indemnify the Company and certain persons or entities related to the Company such as its officers and directors and underwriters against all losses caused by their misstatements or omissions in those documents.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 12, 2020, by and between the Company and Maxim Group LLC. (1)

3.1	Third Amended and Restated Articles of Association. (1)

4.1	Warrant Agreement, dated February 12, 2020, by and between American Stock Transfer & Trust Company LLC and the Company. (1)

4.2	Rights Agreement, dated February 12, 2020, by and between American Stock Transfer & Trust Company LLC and the Company. (1)

4.3	Unit Purchase Option, dated February 12, 2020, by and between the Company and Maxim Group LLC. (1)

4.4	Description of Securities. (3)

10.1	Letter Agreement, dated February 12, 2020, by and among the Company, its officers and directors and Sponsor. (1)

10.2	Investment Management Trust Agreement, dated February 12, 2020, by and between American Stock Transfer & Trust Company LLC and the Company. (1)

10.3	Registration Rights Agreement, dated February 12, 2020, by and among the Company and certain security holders. (1)

10.4	Securities Subscription Agreement, dated May 22, 2019, between the Registrant and LF International Pte. Ltd. (2)

10.5	Unit Subscription Agreement, dated February 12, 2020, by and between the Company and Sponsor(1)

10.6	Administrative Services Agreement, dated February 12, 2020, by and between the Company and Sponsor. (1)

10.7	Unit Subscription Agreement, dated February 12, 2020, by and between the Company and Sponsor. (1)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification pursuant to 18 U.S.C. 1350.**

32.2	Certification pursuant to 18 U.S.C. 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 18, 2020.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on February 6, 2020.

(3)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on September 28, 2020.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 23, 2021	Yunhong International

	By:	/s/ Patrick Orlando
	Name:	Patrick Orlando
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Patrick Orlando	Chief Executive Officer	July 23, 2021
Patrick Orlando	(Principal Executives Officer)

/s/ Andrey Novikov	Chief Executive Officer	July 23, 2021
Andrey Novikov	(Principal Financial & Accounting Officer)

/s/ Yubao Li	Chairman of the Board and Director	July 23, 2021
Yubao Li

/s/ Baibing Li	Director	July 23, 2021
Baibing Li

/s/ Wan Zhang	Director	July 23, 2021
Wan Zhang

/s/ Seydou Bouda	Director	July 23, 2021
Seydou Bouda