Form 10-Q
period 2021-03-31
Yunhong International
filed 2021-07-30
CIK 1773086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of July 30, 2021, there were 7,219,500 Class A ordinary shares, $0.001 par value per share, and 1,725,000 Class B ordinary shares, $0.001 par value per share, issued and outstanding.

YUNHONG INTERNATIONAL

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

YUNHONG INTERNATIONAL

CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$101,152	$819,755
Prepaid expenses and other current assets	100	23,750
Total Current Assets	101,252	843,505

Cash and marketable securities held in Trust Account	69,739,183	69,057,508
Total Assets	$69,840,435	$69,901,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$244,494	$80,000
Advances from related party	182,796	232,796
Promissory note- related party	—	210,659
Promissory note – other	690,000	—
Total Current Liabilities	1,117,290	523,455

Warrant liability	1,824,630	895,065
Deferred underwriting fees payable	2,415,000	2,415,000
Total Liabilities	5,356,920	3,833,520

Commitments and contingencies

Class A ordinary shares subject to possible redemption, 5,948,351and 6,106,749 shares at March 31, 2021 and June 30, 2020, respectively	59,483,510	61,067,490

Shareholders’ Equity
Preference shares, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.001 par value; 47,000,000 shares authorized; 1,271,149 and 1,112,751 shares issued and outstanding (excluding 5,948,351and 6,106,749 shares subject to possible redemption) at March 31, 2021 and June 30, 2020, respectively	1,271	1,113
Class B ordinary shares, $0.001 par value; 2,000,000 shares authorized; 1,725,000 shares issued and outstanding at March 31, 2021 and June 30, 2020	1,725	1,725
Additional paid-in capital	6,685,929	5,102,107
Accumulated deficit	(1,688,920)	(104,942)
Total Shareholders’ Equity	5,000,005	5,000,003
Total Liabilities and Shareholders’ Equity	$69,840,435	$69,901,013

The accompanying notes are an integral part of the unaudited condensed financial statements.

YUNHONG INTERNATIONAL
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
General and administrative expenses	$177,304	$51,441	$673,148	$51,572
Loss from operations	(177,304)	(51,441)	(673,148)	(51,572)

Other income (loss):
Change in fair value of warrant liability	823,560	(71,505)	(929,565)	(71,505)
Transaction costs associated with Initial Public Offering	—	(89,670)	—	(89,670)
Interest income earned on marketable securities held in the Trust Account	5,025	75,369	18,735	75,369
Unrealized loss on marketable securities	—	(1,151,591)	—	(1,151,591)
Total other income (loss), net	828,585	(1,237,397)	(910,830)	(1,237,397)

Net income (loss)	$651,281	$(1,288,838)	$(1,583,978)	$(1,288,969)

Weighted average shares outstanding of Class A redeemable ordinary shares	6,900,000	6,771,429	6,900,000	6,771,429

Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	$0.00	$(0.19)	$0.00	$(0.19)

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	2,044,500	1,870,681	2,044,500	1,773,207

Basic and diluted net income (loss) per share, Class A and Class B non-redeemable ordinary shares	$0.32	$(0.03)	$(0.78)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

YUNHONG INTERNATIONAL
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – July 1, 2020	1,112,751	$1,113	1,725,000	$1,725	$5,102,107	$(104,942)	$5,000,003

Change in value of Class A ordinary shares subject to possible redemption	(11,686)	(12)	—	—	(116,848)	—	(116,860)

Net income	—	—	—	—	—	116,863	116,863
Balance – September 30, 2020	1,101,065	$1,101	1,725,000	$1,725	$4,985,259	$11,921	$5,000,006

Change in value of Class A ordinary shares subject to possible redemption	235,212	235	—	—	2,351,885	—	2,352,120

Net loss	—	—	—	—	—	(2,352,122)	(2,352,122)
Balance – December 31, 2020	1,336,277	$1,336	1,725,000	$1,725	$7,337,144	$(2,340,201)	$5,000,004

Change in value of Class A ordinary shares subject to possible redemption	(65,128)	(65)	—	—	(651,215)	—	(651,280)

Net income	—	—	—	—	—	651,281	651,281
Balance – March 31, 2021	1,271,149	$1,271	1,725,000	$1,725	$6,685,929	$(1,688,920)	$5,000,005

THREE AND NINE MONTHS ENDED MARCH 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 1, 2019	—	$—	1,725,000	$1,725	$23,275	$(5,081)	$19,919

Net loss	—	—	—	—	—	(131)	(131)
Balance – September 30, 2019	—	$—	1,725,000	$1,725	$23,275	$(5,212)	$19,788

Net loss	—	—	—	—	—	—	—
Balance – December 31, 2019	—	$—	1,725,000	$1,725	$23,275	$(5,212)	$19,788

Sale of 6,900,000 Units, net of underwriting fees and discounts, fair value allocated to warrant liability and offering costs	6,900,000	6,900	—	—	63,130,555	—	63,137,455

Sale of 250,500 Private Units, net of fair value allocated to warrant liability	250,500	251	—	—	2,444,629	—	2,444,880

Issuance of Representative Shares	69,000	69	—	—	(69)	—	—

Sale of Unit Purchase Option	—	—	—	—	100	—	100

Ordinary shares subject to possible redemption	(5,931,338)	(5,931)	—	—	(59,307,449)	—	(59,313,380)

Net loss	—	—	—	—	—	(1,288,838)	(1,288,838)
Balance – March 31, 2020	1,288,162	$1,289	1,725,000	$1,725	$6,291,041	$(1,294,050)	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

YUNHONG INTERNATIONAL
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,583,978)	$(1,288,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(18,735)	(75,369)
Unrealized loss on marketable securities	—	1,151,591
Fees charged to Trust Account	27,060	21,602
Change in fair value of warrant liability	929,565	71,505
Transaction costs associated with Initial Public Offering	—	89,670
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	23,650	(29,663)
Accrued expenses	164,494	58,708
Net cash used in operating activities	(457,944)	(925)

Cash flows from investing activities:
Investment of cash in Trust Account	—	(69,000,000)
Investment of cash into Trust Account - extension loan	(690,000)	—
Net cash used in investing activities	(690,000)	(69,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discount paid	—	67,620,000
Proceeds from sale of Private Units	—	2,505,000
Proceeds from sale of unit purchase option	—	100
Repayment of advance from related party	(50,000)	—
Proceeds from promissory note – related party	—	10,000
Repayment of promissory note - related party	(210,659)	—
Proceeds from promissory note - other	690,000	—
Payment of offering costs	—	(314,448)
Net cash provided by financing activities	429,341	69,820,652

Net change in cash	(718,603)	819,727
Cash at beginning of period	819,755	19
Cash at end of period	$101,152	$819,746

Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$—	$60,512,460
Change in value of ordinary shares subject to possible redemption	$(1,583,980)	$(1,199,080)
Deferred underwriting fee payable	$—	$2,415,000
Offering costs paid through promissory note – related party	$—	$109,509
Issuance of Representative Shares	$—	$69

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

At March 31, 2021, the Company had not yet commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) (as discussed below) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On February 10, 2021, the period of time for the Company to consummate a Business Combination was extended for an additional three-month period ending on May 18, 2021, and, accordingly, $690,000 was deposited into the Trust Account. The deposit was funded by non-interest bearing unsecured convertible promissory note from Ares Motor Works (“Ares”).

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

The period of time for the Company to consummate a Business Combination was extended for two (2) additional three-month periods on February 10, 2021 and May 13, 2021. The May 13, 2021 additional three month extension is for the three month period ending on August 18, 2021. On February 10, 2021, $690,000 was deposited into the Trust Account. The deposit was funded by non-interest bearing unsecured convertible promissory notes from Ares. The note is repayable on or before November 18, 2021 (subject to the waiver against trust limitations) and may be converted into shares of the Company or its successor entity at a price of $10.00 per share at the option of the lender.

On May 13, 2021, $690,000 was deposited into the Trust Account. The deposit was funded by non-interest bearing unsecured convertible promissory notes from Giga Energy Inc. (f/k/a Ares Motor Works) (“Giga Energy”). The note is repayable on or before November 18, 2021 (subject to the waiver against trust limitations) and may be converted into shares of the Company or its successor entity at a price of $10.00 per share at the option of the lender.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KA for the year ended June 30, 2020, as filed with the SEC on July 23, 2021, which contains the audited financial statements and notes thereto. The financial information as of June 30, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-KA for the year June 30, 2020. The interim results for the three and nine months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending June 30, 2021, or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and June 30, 2020.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s redeemable Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and June 30, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2021 and June 30, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision is zero for the periods presented.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the private placement to purchase 3,575,250 Class A ordinary shares, (2) rights sold in the Initial Public Offering and the private placement that convert into 715,050 Class A ordinary shares and (3) 345,000 Class A ordinary shares, warrants to purchase 172,500 Class A ordinary shares and rights that convert into 34,500 Class A ordinary shares in the unit purchase option sold to the underwriters, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into Class A ordinary shares and the exercise of the unit purchase option would be anti-dilutive under the treasury stock method.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$5,025	$75,369	$18,735	$75,369
Unrealized loss on marketable securities held in the Trust Account	—	(1,151,591)	—	(1,151,591)
Net Earnings	$5,025	$(1,076,222)	$18,735	$(1,076,222)
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	6,900,000	6,771,429	6,900,000	6,771,429
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$(0.19)	$0.00	$(0.19)

Non-Redeemable Class A and B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Income (Loss)	$651,281	$(1,288, 838)	$(1,583,978)	$(1,288,969)
Redeemable Net Earnings	$(5,025)	$(1,076,222)	$(18,735)	$(1,076,222)
Non-Redeemable Net Income (Loss)	$(646,256)	$(2,365, 060)	$(1,602,713)	$(2,365,191)
Denominator: Weighted Average Non-Redeemable Class A and B Ordinary Shares
Non-Redeemable Class A and B Ordinary Shares, Basic and Diluted (1)	2,044,500	1,870,681	2,044,500	1,773,207
Loss/Basic and Diluted Non-Redeemable Class A and B Ordinary Shares	$0.32	$(0.03)	$(0.78)	$(0.03)

As of March 31, 2021 and 2020, basic and diluted shares are the same as there are no securities that are dilutive to the shareholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a foreign cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 9).

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

Advances from Related Party

During the year ended June 30, 2020, the Sponsor advanced the Company funds in the aggregate amount of $232,796 to cover certain working capital expenses. The advances are non-interest bearing and payable upon demand. The Company repaid $50,000 of such advances during the quarter ended March 31, 2021. Advances totaling $182,796 are outstanding as of March 31, 2021.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 18, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, administrative and support services. On April 15, 2020, the Company entered into an assignment agreement with the Sponsor and an affiliate of the Sponsor, pursuant to which all of the Sponsor’s rights and obligations under the agreement were assigned to the affiliate of the Sponsor. For the three and nine months ended March 31, 2021, the Company incurred $30,000 and $90,000 in fees for these services, respectively. At March 31, 2021, $20,000 is included in accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted upon consummation of a Business Combination into additional units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The units would be identical to the Private Units. As of March 31, 2021 and June 30, 2020, no Working Capital Loans were outstanding.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination three times by an additional three months each time (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designee must deposit into the Trust Account for each three-month extension $690,000 ($0.10 per share), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan and will be non-interest bearing and payable upon the consummation of a Business Combination. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Up to $1,500,000 of such loans may be convertible into shares at a price of $10.00 per share at the option of the lender. If the Company does not complete a Business Combination, the Company will not repay such loans. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

On February 10, 2021, the period of time for the Company to consummate a Business Combination was extended for an additional three-month period ending on May 18, 2021, and, accordingly, $690,000 was deposited into the Trust Account. The deposit was funded by non-interest bearing unsecured convertible promissory notes from Ares. The note is repayable on or before November 18, 2021 (subject to the waiver against trust limitations) and may be converted into shares of the Company or its successor entity at a price of $10.00 per share at the option of the lender.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and June 30, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 47,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and June 30, 2020, there were 1,271,149 and 1,112,751 Class A ordinary shares issued and outstanding, excluding 5,948,351and 6,106,749 shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 2,000,000 Class B ordinary shares with a par value of $0.001 per share. At March 31, 2021 and June 30, 2020, there were 1,725,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANTS

Warrants — As of March 31, 2021 and June 30, 2020 there were 3,450,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) 12 months from the effective date of the registration statements for the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

As of March 31, 2021 and June 30, 2020 there were 125,250 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the Class A ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Rights — As of March 31, 2021 and June 30, 2020 there were 715,050 Rights outstanding. Each holder of a right will receive one-tenth (1/10) of one Class A ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with a Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/10 share underlying each right (without paying additional consideration).

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2021, assets held in the Trust Account were comprised of $63,866,065 in mutual and money market funds and $5,183,118 in U.S. Treasury Securities. At June 30, 2020, assets held in the Trust Account were comprised of $63,846,914 in mutual and money market funds and $5,210,594 in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021, and June 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2021, and June 30, 2020, are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding (Loss) Gain	Fair Value
March 31, 2021	U.S. Treasury Securities (Mature on 1/31/2021)	1	$5,183,118	$(19,001)	$5,164,117
June 30, 2020	U.S. Treasury Securities (Matured on 8/15/2020)	1	$5,210,594	$1,363	$5,211,957

Description	Level	March 31, 2021	June 30, 2020
Liabilities:
Warrant Liabilities – Public Warrants	1	1,759,500	862,500
Warrant Liabilities – Private Warrants	3	65,130	32,565

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

Level 3 financial liabilities consist of the Private Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The fair value of the Private Warrants was estimated at March 31, 2021 and June 30, 2020 to be $0.52 and $0.26, respectively, using the Monte Carlo Simulation approach and the following assumptions:

	March 31, 2021	June 30, 2020
Risk-free interest rate	1.04%	0.39%
Expected Term	5.0	6.0
Dividend yield	0.00%	0.00%
Expected volatility	12.3%	6.3%
Exercise price	$11.50	$11.50
Unit Price	$10.03	$9.76

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Warrants
Fair value as of June 30, 2020	$32,565
Change in valuation inputs or other assumptions	32,565
Fair value as of March 31, 2021	$65,130

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2021.

NOTE 10. TRUST ACCOUNT

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On May 13, 2021, the period of time for the Company to consummate a Business Combination was extended for an additional three-month period ending on August 18, 2021, and, accordingly, $690,000 was deposited into the Trust Account. The deposit was funded by non-interest bearing unsecured convertible promissory notes from Giga Energy. The note is repayable on or before November 18, 2021 (subject to the waiver against trust limitations) and may be converted into shares of the Company or its successor entity at a price of $10.00 per share at the option of the lender.

On May 14, 2021, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Giga Energy a corporation formed under the laws of the Province of British Columbia, Canada, each of Giga Energy’s shareholders named therein (collectively, the “Sellers”), LF International Pte. Ltd., a Republic of Singapore company, in the capacity as the representative from and after the closing of the Transactions (as defined below) (the “Closing”) for the Company’s shareholders other than the Sellers (the “Purchaser Representative”), and Yang Lan, in the capacity as the representative for the Sellers thereunder (the “Seller Representative”). Pursuant to the Share Exchange Agreement, among other things and subject to the terms and conditions contained therein, the Company will effect an acquisition of Giga Energy, by acquiring from the Sellers all of the issued and outstanding equity interests of Giga Energy (together with the other transactions contemplated by the Share Exchange Agreement, the “Transactions”).

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-KA filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the three months ended March 31, 2021, we had a net income of $651,281, which consists of change in fair value of warrant liability of $823,560 and interest earned on marketable securities held in the Trust Account of $5,025, offset by general and administrative expenses of $177,304.

For the nine months ended March 31, 2021, we had a net loss of $1,583,978, which consists of general and administrative expenses of $673,148 and change in fair value of warrant liability of $929,565, offset by interest earned on marketable securities held in the Trust Account of $18,735.

For the three months ended March 31, 2020, we had a net loss of $1,288,838, which consists of general and administrative expenses of $51,441, change in fair value of warrant liability of $71,505, transaction costs associated with Initial Public Offering of $89,670, unrealized loss on marketable securities held in the Trust Account of $1,151,591, offset by interest earned on marketable securities held in the Trust Account of $75,369.

For the nine months ended March 31, 2020, we had a net loss of $1,288,969, which consists of general and administrative expenses of $51,572, change in fair value of warrant liability of $71,505, transaction costs associated with Initial Public Offering of $89,670, unrealized loss on marketable securities held in the Trust Account of $1,151,591, offset by interest earned on marketable securities held in the Trust Account of $75,369.

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

For the nine months ended March 31, 2021, cash used in operating activities was $457,944, which consisted of our net loss of $1,583,978 was affected by interest earned on marketable securities held in the Trust Account of $18,735, offset by fees charged to Trust Account of $27,060 and change in fair value of warrant liability of $929,565. Changes in operating assets and liabilities provided $188,144 of cash from operating activities.

For the nine months ended March 31, 2020, cash used in operating activities was $925. Net loss of $1,288,969 was affected by interest earned on marketable securities held in the Trust Account of $75,369, offset by unrealized loss on marketable securities held in the Trust Account of $1,151,591, fees charged to Trust Account of $21,602, change in fair value of warrant liability of $71,505, and transaction costs associated with Initial Public Offering of $89,670. Changes in operating liabilities provided $29,045 of cash from operating activities.

As of March 31, 2021, we had cash and marketable securities of $69,739,183 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial Business Combination. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $101,152 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the 10-K/A filed July 23, 2021, a material weakness existed and our disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as management has identified a material weakness in our internal control over financial reporting with respect to the classification of the Company’s Warrants as components of equity instead of as liabilities, as well as the related determination of the fair value of warrant liabilities, additional paid-in capital and accumulated deficit, and related financial disclosures, the Company intends to address this material weakness by enhancing its processes to identify and appropriately apply applicable accounting requirements to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The Company’s current plans include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The Company has also retained the services of a valuation expert to assist in valuation analysis of the Warrants on a quarterly basis.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not required for a smaller reporting company.

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

YUNHONG INTERNATIONAL

Date: July 30, 2021	/s/ Patrick Orlando
	Name:	Patrick Orlando
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2021	/s/ Andrey Novikov
	Name:	Andrey Novikov
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)