Form 10-K
period 2021-06-30
Yunhong International
filed 2021-10-27
CIK 1773086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

As of December 31, 2020, the aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2020, as reported on the Nasdaq Capital Market was $72,036,000.

As of October 27, 2021, there were 7,219,500 Class A ordinary shares, $0.001 par value per share, and 1,725,000 Class B ordinary shares, $0.001 par value per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Unless otherwise stated in this Annual Report on Form 10-K, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our memorandum and articles of association to be in effect upon completion of our initial public offering;
●	“Companies Law” are to the Companies Law (2018 Revision) of the Cayman Islands as the same may be amended from time to time;
●	“founder shares” are to our Class B ordinary shares, par value $0.001 per share, held by our initial shareholders and, unless the context otherwise requires, the term also includes our Class A ordinary shares issued upon the conversion thereof as provided herein;
●	“initial shareholders” are the holders of our founder shares sold prior to our initial public offering;
●	“letter agreement” refers to the letter agreement by and among our company, our sponsor and our officers and directors;
●	“management” or our “management team” are to our officers and directors;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement rights” are to the rights included in the private placement units being purchased by our sponsor in the private placement;
●	“private placement shares” are to the Class A ordinary shares included in the private placement units being purchased by our sponsor in the private placement;
●	“private placement units” are to the units issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;
●	“private placement warrants” are to the warrants included within the private placement units being purchased separately by our sponsor in the private placement;
●	“public rights” are to the rights sold as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or in the open market);
●	“public shareholders” are to the holders of our public shares;
●	“public shares” are to our Class A ordinary shares, par value $0.001 per share, offered as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or thereafter in the open market);
●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or in the open market);
●	“rights” are to our rights, which include the public rights as well as the private placement rights to the extent they are no longer held by the initial purchasers of the private placement rights or their permitted transferees;
●	“sponsor” are to LF International Pte. Ltd., a Republic of Singapore limited company; our Chairman is the sole director of our sponsor;
●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and
●	“we,” “us,” “company,” “Yunhong” or “our company” are to Yunhong International, a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	risks associated with acquiring an operating company or business in the consumer goods, healthcare and pharmaceutical, and E-commerce industries;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities; the trust account not being subject to claims of third parties;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance following our initial public offering.

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

Business Combination

On May 14, 2021, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”), with Giga Carbon Neutrality Inc. (f/k/a Giga Energy Inc.), a corporation formed under the laws of the Province of British Columbia, Canada (“GCN”), each of GCN’s shareholders named therein (collectively, the “Sellers”), LF International Pte. Ltd., a Republic of Singapore company, in the capacity as the representative from and after the closing of the Transactions (as defined below) for Yunhong’s shareholders other than the Sellers, and Yang Lan, in the capacity as the representative for the Sellers thereunder. Pursuant to the Share Exchange Agreement, among other things and subject to the terms and conditions contained therein, we will effect an acquisition of GCN, by acquiring from the Sellers all of the issued and outstanding equity interests of GCN in exchange for newly issued ordinary shares of our Company (together with the other transactions contemplated by the Share Exchange Agreement, the “Transactions”).

On September 8, 2021, we received a written notice (the “Termination Notice”) from GCN terminating the Share Exchange Agreement, effective as of the date of the Termination Notice, because the Business Combination was not consummated by July 30, 2021, the outside date pursuant to the Share Exchange Agreement.

Business Strategies

We have sought and will continue to seek to capitalize on the strength of our management team. Our team consists of experienced financial services and accounting professionals and senior operating executives of companies worldwide. Collectively, our officers and directors have decades of experience in mergers and acquisitions and operating companies. We believe we benefit from their accomplishments, and specifically, their current activities, in identifying attractive acquisition opportunities. However, there is no assurance that we will complete a business combination with any target. Our officers and directors have no prior experience consummating a business combination for a “blank check” company. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

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

Acquisition Criteria

Our management team focuses on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we have used these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered and may continue to encounter, intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital, funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding warrants, rights and unit purchase options and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

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

Our sponsor, officers and directors have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by November 18, 2021 (which may be further extended upon shareholder approval).

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

We initially had until February 18, 2021 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within such time frame, we may extend the period of time to consummate a business combination up to three times, each by an additional three months (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination by the full amount of time). On February 10, 2021, May 13, 2021, and August 15, 2021, the period of time for us to consummate an initial business combination was extended, each time for an additional three-month period, ending on May 18, 2021, August 18, 2021, and November 18, 2021, respectively. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and American Stock Transfer & Trust Company during our initial public offering, in order to extend the time available for us to consummate our initial business combination, GCN deposited into the trust account $690,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or an aggregate of $2,070,000, or $0.30 per share). The deposits were each funded by a non-interest bearing unsecured convertible promissory note from GCN. All three notes are repayable on or before November 18, 2021 (subject to the waiver against trust limitations) and may be converted into shares of our Company or its successor entity at a price of $10.00 per share at the option of the lender. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us.

If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account (net of interest that may be used by us to pay our taxes payable and for dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.30 per public share, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

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

Financial Position

With funds available for a business combination in the amount of $67,994,613, as of June 30, 2021 (assuming no redemptions and after payment of $2,415,000 of deferred underwriting fees), before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account, as of June 30, 2021, was $70,409,613. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

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

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target by November 18, 2021 (which may be further extended upon shareholder approval). The Company plans to hold a special meeting of the shareholders to extend the time period it has to complete a Business Combination (the “Extended Date”) beyond November 18, 2021.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will have until November 18, 2021 (which may be further extended upon shareholder approval) to complete our initial business combination. If we are unable to complete our initial business combination by November 18, 2021 (which may be further extended upon shareholder approval), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public warrants, public rights, private placement warrants or private placement rights, which will expire worthless if we fail to complete our initial business combination within such time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by November 18, 2021 (which may be further extended upon shareholder approval). However, if our sponsor acquires public shares after our initial public offering, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within such time period.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 18, 2021 (which may be further extended upon shareholder approval) or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

We expect to use the amounts held outside the trust account ($256 as of June 30, 2021) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination by November 18, 2021 (which may be further extended upon shareholder approval), although we cannot assure you that there will be sufficient funds for such purpose. To cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.30. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.30. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share initially or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.30 per share.

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to use the amounts held outside the trust account ($256 as of June 30, 2021) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.30 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 18, 2021 (which may be further extended upon shareholder approval) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by November 18, 2021 (which may be further extended upon shareholder approval), subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions relating to our initial public offering that apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;
●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;
●	if our initial business combination is not consummated by November 18, 2021 (which may be extended), then our existence will terminate and we will distribute all amounts in the trust account; and
●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Item 1A.      Risk Factors

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on our company and our operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to use of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;
●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;
●	We may be subject to the unique risks inherent in the industry if we pursue business combinations with companies in the sports, media and data analytics sectors, including professional sports franchises; and
●	Our ability to consummate an initial business combination may be adversely impacted by the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases).

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our registration statement, as amended, our Annual Report on Form 10-K/A for the period ended June 30, 2020, as amended, and our Quarterly Report on Form 10-Q for the period ended March 31, 2021.

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

(a)Market Information

Our units, Class A ordinary shares, warrants and rights are each traded on the Nasdaq Capital Market under the symbols “ZGYHU,” “ZGYH,”“ZGYHW,” and “ZGYHR” respectively. Our units commenced public trading on February 13, 2020 and our Class A ordinary shares, warrants and rights commenced public trading on April 3, 2020.

(b)Holders

On October 27, 2021, there was one holder of record of our units, two holders of record of our class A ordinary shares, one holder of record of our warrants and one holder of record of our rights.

(c)Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial combination. The payment of any cash dividends subsequent to our initial business combination will be at the discretion of our Board of Directors and subject to the company having funds lawfully available for distribution at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Recent Sales of Unregistered Securities

None.

(f)Purchase of Equity Securities by Issuer and Affiliated Purchasers

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

Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt.

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

For the year ended June 30, 2021, we had a net loss of $1,831,075, which consists of general and administrative expenses of $780,432 and a change in fair value of warrants of $1,071,323, offset by interest earned on marketable securities held in the trust account of $20,680.

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

On February 24, 2020, in connection with the underwriters’ election to fully exercise their over-allotment option, we consummated the sale of an additional 900,000 units at $10.00 per unit and the sale of an additional 18,000 private placement units at $10.00 per private placement unit, generating total gross proceeds of $9,180,000.

Following our initial public offering, the exercise of the over-allotment option and the sale of the private placement units, a total of $69,000,000 was placed in the trust account. We incurred $4,330,715 in transaction costs, including $1,380,000 of underwriting fees, $2,415,000 of deferred underwriting fees and $535,715 of other offering costs.

For the year ended June 30, 2021, cash used in operating activities was $558,841. Net loss of $1,831,075 was affected by interest earned on marketable securities held in the trust account of $20,680, fees charged to trust account of $48,575, change in fair value of warrants of $1,071,323 and changes in operating assets and liabilities, which provided $173,016 of cash from operating activities.

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

As of June 30, 2021, we had cash and marketable securities of $70,409,613 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $256 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units.

On February 10, 2021, the period of time for the Company to consummate a Business Combination was extended for an additional three-month period ending on May 18, 2021, and, accordingly, $690,000 was deposited into the Trust Account. The deposit was funded by a non-interest bearing unsecured convertible promissory note from GCN. The note is repayable on or before November 18, 2021 (subject to the waiver against trust limitations) and may be converted into shares of the Company or its successor entity at a price of $10.00 per share at the option of the lender.

On May 13, 2021, the period of time for the Company to consummate a business combination was extended for an additional three-month period ending on August 18, 2021, and, accordingly, $690,000 was deposited into the trust account. The deposit was funded by a non-interest bearing unsecured convertible promissory note from GCN. The note is repayable on or before November 18, 2021 (subject to the waiver against trust limitations) and may be converted into shares of the Company or its successor entity at a price of $10.00 per share at the option of the lender.

On August 15, 2021, the period of time for the Company to consummate a business combination was extended for an additional three-month period ending on November 18, 2021, and, accordingly, $690,000 was deposited into the trust account. The deposit was funded by a non-interest bearing unsecured convertible promissory note from GCN. The note is repayable on or before November 18, 2021 (subject to the waiver against trust limitations) and may be converted into shares of the Company or its successor entity at a price of $10.00 per share at the option of the lender.

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

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Going Concern

Management has determined that the mandatory liquidation date of November 18, 2021 and subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

The Company’s management has determined that it is in the best interests of the Company to seek an extension of the amount of time that the Company has to complete a business combination and have the Company’s shareholders approve the amendment of the Company’s amended and restated Memorandum and Articles of Association to allow for additional time to consummate a business combination. The Company plans to hold a meeting on or before November 18, 2021 to amend, by way of special resolution, the Company’s amended and restated Memorandum and Articles of Association to extend the time by which the Company has to consummate a business combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the public warrants and private placement warrants (together, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The private placement warrants and the public warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the public warrants from the units, the public warrant quoted market price was used as the fair value as of each relevant date.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our interim balance sheets.

Net Income (Loss) Per Ordinary Share

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. The impact of this adjustment is considered to be immaterial.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Annual Report and is incorporated herein by reference.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.       CONTROL AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the 10-K/A for the year ended June 30, 2020 filed July 23, 2021, a material weakness existed and our disclosure controls and procedures were not effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as management has identified a material weakness in our internal control over financial reporting with respect to the classification of the Company’s Warrants as components of equity instead of as liabilities, as well as the related determination of the fair value of warrant liabilities, additional paid-in capital and accumulated deficit, and related financial disclosures, the Company is in the process of implementing changes to the internal controls over financial reporting to remediate such material weaknesses by enhancing its processes to identify and appropriately apply applicable accounting requirements to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The Company’s current plans include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The Company has also retained the services of a valuation expert to assist in valuation analysis of the Warrants on a quarterly basis.

ITEM 9B.       OTHER INFORMATION

None.

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Title
Patrick Orlando	49	Chief Executive Officer
Andrey Novikov	49	Chief Financial Officer
Yubao Li	39	Chairman of the Board of Directors
Wan Zhang	33	Director
Baibing Li	29	Director
Seydou Bouda	62	Director

Mr. Patrick Orlando has been serving as our Chief Executive Officer since January 2020 and previously was our Chief Financial Officer since September 2019. Mr. Orlando has served as Chairman and Chief Executive Officer of Digital World Acquisition Corp., a publicly listed special acquisition purpose corporation, since May 2021 (Nasdaq: DWAC) and as Chief Executive Officer of Benessere Capital Acquisition Corp. a publicly listed special acquisition purpose corporation, since September 2020 (Nasdaq: BENE). He has also been serving as a director of Maquia Capital Acquisition Corp., a special purpose acquisition corporation, since February 2021 (Nasdaq: MAQC). Mr. Orlando is Chief Executive Officer of Benessere Capital, LLC, an investment consulting and advisory firm he founded in Miami, FL, in October 2012. From March 2014 to August 2018, Mr. Orlando also served as the Chief Financial Officer of Sucro Can Sourcing LLC, a sugar trading company he co-founded. From November 2014 to August 2018, Mr. Orlando served as the Vice President of Sucro Can International LLC, a sugar processing company. From March 2011 to March 2014, Mr. Orlando served as the Managing Director and the Head of Structuring and Derivatives of BT Capital Markets, LLC. From September 2006 to March 2011, Mr. Orlando served in roles including Chief Technical Officer and Director of Pure Biofuels Corporation, a renewable fuel corporation headquartered in Houston, Texas with operations in Peru. From April 1998 to December 2003, Mr. Orlando served in roles including Director of Emerging Markets Fixed Income Derivatives of Deutsche Bank. Mr. Orlando earned degrees in Mechanical Engineering and Management Science from the Massachusetts Institute of Technology. We believe that

Mr. Orlando is well-qualified to serve on our board of directors due to his extensive investing and operational experience in addition to his experience as CEO and board member of other special purpose acquisition companies.

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

Mr. Yubao Li has been serving as the Chairman of our board of directors since our inception in January 2019 and served as our Chief Executive Officer from January 2019 to September 2019. Mr. Li has been serving as the president of academician expert service station of Hubei Yunhong Energy Group Limited since September 2018. Since June 2018, Mr. Li has been serving as the Director of Biopeptide Research Centre at China’s Academy of Management Science, a research institute located in Beijing where he supports innovation by defining the research focus of the group. Mr. Li has also been serving as officers and directors of several other entities, including as the Executive Director and General Manager of Hubei Teruiga Energy Co., Ltd, a new energy technology company, since November 2017, the Executive Director of Hubei Yuntong Energy Co., Ltd., a solar power and agriculture company, since April 2016, the Executive Director and General Manager of Hubei Yun Hong photovoltaic Co., Ltd., a solar power and agriculture company, since May 2016, the President of Hubei Yunhong Deren Tourism Co., Ltd., a tourism project developer, since May 2016 and the President of Yunhong Group Holdings Co., Ltd., （formerly known as China Hubei Yunhong Energy Group Co., Ltd.,）a company engaged in the business of solar power construction and solar photovoltaic power generation, since 2013. Mr. Li received his diploma in Investment, Financing and Capital Strategy from Peking University. Due to his extensive investment and management experiences, we believe Mr. Li is well qualified to serve as a Director.

Ms. Wan Zhang has been serving as our director since June 2020. She has also serving as a member of the Board of Directors of Yunhong CTI Ltd.(NASDAQ:CTIB), a leading manufacturer of custom film products, foil and latex novelty balloons, and flexible packaging products, since June 2020. From March 2020 to March 2021, Ms. Zhang served as a Senior Manager at Taikang Bybo Dental Group, leading its strategic planning and operations supervision. Prior to that, Ms. Zhang served as a Senior Manager at the Public Affairs Department of PKU Healthcare Group, an international enterprise in the healthcare industry, from June 2018 to August 2019, responsible for resource integration, project financing, policy research and strategic planning of the health sector. From May 2014 to May 2018, Ms. Zhang was a Manager and Board Secretary at Capital Healthcare Group, a state owned healthcare investment group. During her time at Capital Healthcare Group, she also served as Board Secretary and Assistant to Director of Operations at its subsidiary, Aiyuhua Women’s and Children’s Hospital. From November 2012 to March 2013, Ms. Zhang served as Assistant Board Secretary at Tsit Wing International Holdings Ltd., an international food and beverage service provider listed on Singapore Exchange [SGX:T26]. Prior to that, she was an auditor and Board Secretary of Hong Kong Albert YK Lau& Co Certified Public Accountants in Hong Kong from June 2010 to February 2012. Ms. Zhang received a bachelor’s degree from Wuhan University and a master’s degree from Lingnan University. We believe Ms. Zhang is qualified to serve on our Board due to her extensive investment management and board experience.

Ms. Baibing Li has been serving as our director since June 2020. Since June 2020, she has been the manager of equity Financing Department of Tiger Securities, responsible for the management of listing projects.She served as the Brand and Operation Director and Overseas Marketing Director of Huachuan (Shanghai) Trading Co., Ltd., an e-commerce company, from December 2017 to March 2020, responsible for brand negotiation, online B2B and B2C operation and daily management. Prior to that, from March 2016 to December 2017, Ms. Li was a member of the founding team of Hubei Yifuren Health Consulting Management Co., Ltd., a company focused on postpartum care and recovery, responsible for corporate strategy, financing and daily management. Form July 2014 to January 2016, she was a Budget Manager and Art Commissioner at Trade Union of China Construction Second Engineering Bureau, Shanghai Branch. Ms. Li received a bachelor’s degree from Hubei University of Technology and is currently pursuing an MBA degree at Wuhan University. We believe Ms. Li is qualified to serve on our Board due to her management experience.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;
●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of October 27, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our ordinary shares, by:

●Each person believed by us to be beneficial owners of more than 5% of our outstanding stock of ordinary shares;
●Each of our executive officers and directors that beneficially owns shares our of ordinary shares and;
●All our executive officers and directors as a group.

In the table below, percentage ownership is based on 8,944,500 ordinary shares, which includes 7,219,500 Class A ordinary shares, $0.001 par value per share, and 1,725,000 Class B ordinary shares, $0.001 par value per share, issued and outstanding, as of October 27, 2021. Class A ordinary shareholders and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided, that holders of our Class B ordinary shares have the right to appoint all of our directors prior to our initial business combination and holders of our Class A ordinary shares are not entitled to vote on the appointment of directors during such time.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner(1)	Owned	of Class	Owned(2)	of Class	Shares
LF International Pte. Ltd. (3)	250,500	3.47%	1,725,000	100.0%	19.29%
Yubao Li (3)	250,500	3.47%	1,725,000	100.0%	19.29%
Patrick Orlando	—	—	—	—	—
Andrey Novikov	—	—	—	—	—
Baibing Li	—	—	—	—	—
Wan Zhang	—	—	—	—	—
Seydou Bouda	—	—	—	—	—
Hudson Bay Capital Management LP (4)	900,000	12.47%	—	—	—
Faes Equities LLC (5)	766,611	10.62%	—	—	—
Glazer Capital, LLC (6)	681,477	9.4%	—	—	—
Mizuho Securities USA LLC (7)	622,213	7.0%	—	—	—
Polar Asset Management Partners Inc. (8)	697,400	9.66%	—	—	—
All directors and executive officers as a group (6 individuals)	250,500	3.47%	1,725,000	100.0%	19.29%

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

(4) According to Schedule 13G filed with the SEC on May 29, 2020, jointly by Hudson Bay Capital Management LP (the “Investment Manager”) and Sander Gerber, the parties reported that the Investment Manager may be deemed to be the beneficial owner of 900,000 Class A ordinary shares. The Investment Manager serves as the investment manager to Hudson Bay Master Fund Ltd. HB Strategies LLC, in whose name 900,000 Class A ordinary shares are held, is indirectly controlled by Hudson Bay Master Fund Ltd. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. The business address of each reporting person is 777 Third Avenue, 30th Floor, New York, NY 10017.

(5) According to Schedule 13G/A filed with the SEC on July 12, 2021, jointly by Faes Equities LLC and Lawrence M. Faes, the parties reported that Faes Equities LLC and Mr. Faes may be deemed to beneficially own an aggregate of 766,611 Class A Ordinary Shares. The business address of each reporting person is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.

(6) According to Schedule 13G filed with the SEC on February 16, 2021, jointly by Glazer Capital, LLC (“Glazer Capital”) and Paul J. Glazer, the parties reported that the Glazer Capital and Mr. Glazer may be deemed to be the beneficial owner of 681,477 Class A ordinary shares. Glazer Capital serves as investment manager to certain funds and managed accounts (collectively, the “Glazer Funds”) which hold the 681,477 Class A ordinary shares. Mr. Glazer serves as the Managing Member of Glazer Capital. The business address of each reporting person is 250 West 55th Street, Suite 30A, New York, New York 10019.

(7) According to Schedule 13G filed with the SEC on February 12, 2021, by Mizuho Financial Group, Inc., Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of the 622,213 Class A ordinary shares directly held by Mizuho Securities USA LLC, which is their wholly-owned subsidiary. The business address of the reporting person is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(8) According to Schedule 13G filed with the SEC on February 2, 2021, by Polar Asset Management Partners Inc. (“Polar Asset”), Polar Asset may be deemed to be the beneficial owner of 697,400 Class A ordinary shares. Polar Asset serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) and certain managed accounts (together with PMSMF, “Polar Vehicles”) with respect to the 697,400 Class A ordinary shares directly held by the Polar Vehicles. The business address of the reporting person is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

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

In addition, simultaneously with the closing of the IPO on February 18, 2020, our sponsor purchased an aggregate of 232,500 units at a price of $10.00 per unit for an aggregate price of $2,325,000 in a private placement closed simultaneously with the closing of our initial public offering. On February 24, 2020, the underwriters exercised the over-allotment option in full. In connection with the exercise of the over-allotment option, we sold an additional 18,000 units at a price of $10.00 per unit to the sponsor, generating gross proceeds of $180,000. Each private placement unit will be identical to the units sold in our initial public offering, except as described in our registration statement. The private placement shares, the private placement warrants and the private placement rights (including the Class A ordinary shares issuable upon exercise of the private placement warrants and upon conversion of the private placement rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, private placement shares, private placement warrants or private placement rights, which will expire worthless if we do not consummate a business combination by November 18, 2021 (which may be further extended upon shareholder approval).

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

We have entered into an Administrative Services Agreement with our sponsor, pursuant to which we pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination does not occur by November 18, 2021 (which may be further extended upon shareholder approval), an affiliate of our sponsor will be paid a total of $120,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees

During the fiscal years ended June 30, 2021 and 2020, fees for our independent registered public accounting firm were $108,150 and $80,340, respectively, for the services they performed in connection with our Initial Public Offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020, the audit of our June 30, 2020 Annual Report on Form 10-K and 10-K/A, the audit of our June 30, 2021 Annual Report on Form 10-K and review of the financial information included in our Forms 10-Q for the respective periods.

Audit-Related Fees

During the fiscal years ended June 30, 2021 and 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal years ended June 30, 2021 and 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal years ended June 30, 2021 and 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

ITEM 15.        EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

(1)Financial Statements:

(2)Financial Statement Schedules:

None.

(b)	The following Exhibits are filed as part of this report:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Yunhong International (formerly known as China Yunhong Holdings)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yunhong International (the “Company”) as of June 30, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years ended June 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by November 18, 2021 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

October 26, 2021

YUNHONG INTERNATIONAL

BALANCE SHEETS

	June 30,	June 30,
	2021	2020
		Revised
ASSETS
Current Assets
Cash	$256	$819,755
Prepaid expenses and other receivable	29,100	23,750
Total Current Assets	29,356	843,505

Investments held in Trust Account	70,409,613	69,057,508
Total Assets	$70,438,969	$69,901,013

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$482,213	$80,000
Advances from related party	182,796	232,796
Promissory note - related party	1,380,000	210,659
Total Current Liabilities	2,045,009	523,455

Warrant liabilities	1,966,388	895,065
Deferred underwriting fees	2,415,000	2,415,000
Total Liabilities	6,426,397	3,833,520

Commitments and contingencies

Class A ordinary shares subject to possible redemption, 6,900,000 shares at June 30, 2021 and 2020	70,380,000	69,000,000

Shareholders’ Deficit
Preference shares, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A non-redeemable ordinary shares, $0.001 par value; 47,000,000 shares authorized; 319,500 shares issued and outstanding (excluding 6,900,000 shares subject to possible redemption) at June 30, 2021 and 2020, respectively	320	320
Class B ordinary shares, $0.001 par value; 2,000,000 shares authorized; 1,725,000 shares issued and outstanding at June 30, 2021 and 2020	1,725	1,725
Additional paid-in capital	—	565,000
Accumulated deficit	(6,369,473)	(3,499,552)
Total Shareholders’ Deficit	(6,367,428)	(2,932,507)
Total Liabilities and Shareholders’ Deficit	$70,438,969	$69,901,013

The accompanying notes are an integral part of the financial statements.

YUNHONG INTERNATIONAL

STATEMENTS OF OPERATIONS

	Year Ended		Year Ended
	June 30,		June 30,
	2021		2020
General and administrative expenses	$1,004,334		$309,004
Loss from operations	(1,004,334)		(309,004)

Other (expense) income:
Change in fair value of warrant liabilities	(1,071,323)		786,555
Transaction costs allocated to warrant liabilities	—		(89,670)
Interest income	56		42
Interest income earned on marketable securities held in the Trust Account	20,680		220,239
Realized loss on marketable securities held in the Trust Account	—		(708,023)
Total other (expense) income, net	(1,050,587)		209,143

Net loss	$(2,054,921)		$(99,861)

Weighted average shares outstanding of Class A ordinary shares, redeemable and non-redeemable	7,219,500	(1)	2,615,429

Basic and diluted net income (loss) per share, Class A	$(0.23)	(1)	$(0.02)

Weighted average shares outstanding of Class B ordinary shares	1,725,000	(1)	1,578,288

Basic and diluted net income (loss) per share, Class B	$(0.23)	(1)	$(0.02)

(1) Revised – See Note 2.

The accompanying notes are an integral part of the financial statements.

YUNHONG INTERNATIONAL

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Revised)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – June 30, 2019	—	$—	1,725,000	$1,725	$23,275	$(5,081)	$19,919

Sale of 250,500 Private Units	250,500	251	—	—	2,444,629	—	2,444,880

Issuance of Representative Shares	69,000	69	—	—	(69)	—	—

Sale of Unit Purchase Option	—	—	—	—	100	—	100

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(2,467,935)	(3,394,610)	(5,862,545)

Capital contribution to Trust Account to fund shortfall	—	—	—	—	565,000	—	565,000

Net loss	—	—	—	—	—	(99,861)	(99,861)

Balance – June 30, 2020	319,500	$320	1,725,000	$1,725	$565,000	$(3,499,552)	$(2,932,507)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(565,000)	(815,000)	(1,380,000)

Net loss	—	—	—	—	—	(2,054,921)	(2,054,921)
Balance – June 30, 2021	319,500	$320	1,725,000	$1,725	$—	$(6,369,473)	$(6,367,428)

The accompanying notes are an integral part of the financial statements.

YUNHONG INTERNATIONAL

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	June 30,	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(2,054,921)	$(99,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(20,680)	(220,239)
Realized loss on securities held in Trust Account	—	708,023
Fees charged to Trust Account	48,575	19,708
Change in fair value of warrant liabilities	1,071,323	(786,555)
Transaction costs allocated to warrant liabilities	—	89,670
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	(5,350)	(23,750)
Accounts payable and accrued expenses	402,213	79,292
Net cash used in operating activities	(558,840)	(233,712)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,380,000)	(69,000,000)
Net cash used in investing activities	(1,380,000)	(69,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount paid	—	67,620,000
Proceeds from sale of Private Units	—	2,505,000
Proceeds from sale of unit purchase option	—	100
Advances from related party	—	232,796
Proceeds from promissory note – related party	1,380,000	10,000
Payment of offering costs	—	(314,448)
Repayment of advance from related party	(50,000)	—
Repayment of promissory note - related party	(210,659)	—
Net cash provided by financing activities	1,119,341	70,053,448

Net Change in Cash	(819,499)	819,736
Cash – Beginning of year	819,755	19
Cash – Ending of year	$256	$819,755

Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption (including underwriter’s exercise of over-allotment)	$—	$69,000,000
Deferred underwriting fee payable	$—	$2,415,000
Payment of offering costs through promissory note – related party	$—	$109,509
Capital contribution to Trust Account	$—	$565,000
Accretion of Class A ordinary shares to redemption value	$1,380,000	—
Issuance of Representative Shares	$—	$69

The accompanying notes are an integral part of the financial statements.

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

At June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) (as discussed below) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on February 18, 2020, an amount of $60,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (“Trust Account”), until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. The Trust Account is controlled by the terms of the Investment Management Trust Agreement, dated February 12, 2020, by and between the Company and American Stock Transfer & Trust Company LLC, as the trustee (the “Trust Agreement”) (see Note 11 for additional information).

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

On February 10, 2021, the period of time for the Company to consummate a Business Combination was extended for an additional three-month period ending on May 18, 2021, and, accordingly, $690,000 was deposited into the Trust Account. The deposit was funded by a non-interest bearing unsecured convertible promissory note from GCN. The note is repayable on or before November 18, 2021 (subject to the waiver against trust limitations) and may be converted into shares of the Company or its successor entity at a price of $10.00 per share at the option of the lender.

On May 13, 2021, the period of time for the Company to consummate a Business Combination was extended for an additional three-month period ending on August 18, 2021, and, accordingly, $690,000 was deposited into the Trust Account. The deposit was funded by a non-interest bearing unsecured convertible promissory note from GCN. The note is repayable on or before November 18, 2021 (subject to the waiver against trust limitations) and may be converted into shares of the Company or its successor entity at a price of $10.00 per share at the option of the lender.

On August 15, 2021, the period of time for the Company to consummate a Business Combination was extended for an additional three-month period ending on November 18, 2021, and, accordingly, $690,000 was deposited into the Trust Account. The deposit was funded by a non-interest bearing unsecured convertible promissory note from GCN. The note is repayable on or before November 18, 2021 (subject to the waiver against trust limitations) and may be converted into shares of the Company or its successor entity at a price of $10.00 per share at the option of the lender.

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

The period of time for the Company to consummate a Business Combination was extended for three (3) additional three-month periods on February 10, 2021, May 13, 2021, and August 15, 2021. The August 15, 2021 additional three month extension is for the three month period ending on November 18, 2021. On February 10, 2021, $690,000 was deposited into the Trust Account. The deposit was funded by a non-interest bearing unsecured convertible promissory note from GCN. The note is repayable on or before November 18, 2021 (subject to the waiver against trust limitations) and may be converted into shares of the Company or its successor entity at a price of $10.00 per share at the option of the lender.

On May 13, 2021, $690,000 was deposited into the Trust Account. The deposit was funded by a non-interest bearing unsecured convertible promissory note from GCN. The note is repayable on or before November 18, 2021 (subject to the waiver against trust limitations) and may be converted into shares of the Company or its successor entity at a price of $10.00 per share at the option of the lender.

On August 15, 2021, $690,000 was deposited into the Trust Account. The deposit was funded by a non-interest bearing unsecured convertible promissory note from GCN. The note is repayable on or before November 18, 2021 (subject to the waiver against trust limitations) and may be converted into shares of the Company or its successor entity at a price of $10.00 per share at the option of the lender.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 18, 2021.

The Company’s management has determined that it is in the best interests of the Company to seek an extension of the amount of time that the Company has to complete a business combination and have the Company’s shareholders approve the amendment of the

Company’s amended and restated Memorandum and Articles of Association to allow for additional time to consummate a business combination. The Company plans to hold a meeting on or before November 18, 2021 to amend, by way of special resolution, the Company’s amended and restated Memorandum and Articles of Association to extend the time by which the Company has to consummate a business combination.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of June 30, 2021, management identified revisions necessary in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares would share evenly in the income (loss) of the Company.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously
	Reported	Adjustment	As Revised
Balance Sheet as of June 30, 2020 (audited)
Class A ordinary shares subject to possible redemption	$61,067,490	$7,932,510	$69,000,000
Class A ordinary shares	$1,113	$(793)	$320
Additional paid-in capital	$5,102,107	$(5,102,107)	$—
Retained earnings	$(104,942)	$(2,829,610)	$(2,934,552)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(7,932,510)	$(2,932,507)
Statement of Cash Flows for the Year Ended June 30, 2020 (audited)
Non-cash Initial classification of Class A ordinary shares subject to possible redemption	$60,512,460	$8,487,540	$69,000,000
Non-cash Change in value of Class A ordinary shares subject to possible redemption	$555,030	$(555,030)	$—

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and 2020.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and June 30, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering and upon additional deposits into the trust account, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At June 30, 2021 and June 30, 2020, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table;

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(1,621,500)
Class A ordinary shares issuance costs	(4,241,045)
Add:
Accretion of carrying value to redemption value	5,862,545
Class A ordinary shares subject to possible redemption at June 30, 2020	69,000,000
Accretion of carrying value to redemption value	1,380,000
Class A ordinary shares subject to possible redemption at June 30, 2021	$70,380,000

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to temporary equity upon the completion of the Initial Public Offering.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2021 and 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision is zero for the periods presented. The Company does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year End		Year End
	June 30, 2021		June 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(1,658,617)	$(396,304)	$(62,279)	$(37,582)
Denominator:
Basic and diluted weighted average shares outstanding	7,219,500	1,725,000	2,615,429	1,578,288
Basic and diluted net loss per ordinary share	$(0.23)	$(0.23)	$(0.02)	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a foreign cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 11).

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 6,900,000 Units at a purchase price of $10.00 per Unit, which includes the exercise by the underwriters of their over-allotment option in full of 900,000 Units at $10.00 per Unit. Each Unit consists of one Class A ordinary share, one-half of one redeemable warrant (“Public Warrant”) and one right (“Public Right”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8). Each Public Right entitles the holder to receive one-tenth of one Class A ordinary share upon the consummation of a Business Combination (see Note 8).

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

Advances from Related Party

During the years ended June 30, 2021 and 2020, the Sponsor advanced the Company funds to cover certain working capital expenses. The advances are non-interest bearing and payable upon demand. Advances totaling $182,796 and $232,796 were outstanding as of June 30, 2021 and 2020, respectively.

Promissory Note — Related Party

On May 23, 2019, the Company issued an unsecured promissory note to the Sponsor, as amended and restated on January 17, 2020 (the “Promissory Note”). Pursuant to the Promissory Note, the Company may borrow up to an aggregate principal amount of $300,000 to cover expenses related to the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of June 30, 2020 or the completion of the Initial Public Offering. As of June 30, 2020, there was $210,659 outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $210,659 was repaid in July 2020.  Borrowings under the Promissory Note are no longer available and nothing is outstanding at June 30, 2021.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 18, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, administrative and support services. On April 15, 2020, the Company entered into an assignment agreement with the Sponsor and an affiliate of the Sponsor, pursuant to which all of the Sponsor’s rights and obligations under the agreement were assigned to the affiliate of the Sponsor. For the years ended June 30, 2021 and 2020, the Company incurred $120,000 and $50,000 in fees for these services, respectively. As at June 30, 2021, $50,000 is included in accounts payable and accrued expenses in the accompanying balance sheets. There were no amounts accrued as of June 30, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted upon consummation of a Business Combination into additional units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The units would be identical to the Private Units. As of June 30, 2021 and 2020, no Working Capital Loans were outstanding.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination three times by an additional three months each time (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designee must deposit into the Trust Account for each three-month extension $690,000 ($0.10 per share), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan and will be non-interest bearing and payable on or before November 18, 2021. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. If the Company does not complete a Business Combination, the Company will not repay such loans. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

On February 10, 2021, the period of time for the Company to consummate a Business Combination was extended for an additional three-month period ending on May 18, 2021, and, accordingly, $690,000 was deposited into the Trust Account. The deposit was funded by a non-interest bearing unsecured convertible promissory note from GCN. The note is repayable on or before November 18, 2021 (subject to the waiver against trust limitations) and may be converted into shares of the Company or its successor entity at a price of $10.00 per share at the option of the lender.

On May 13, 2021, the period of time for the Company to consummate a Business Combination was extended for an additional three-month period ending on August 18, 2021, and, accordingly, $690,000 was deposited into the Trust Account. The deposit was funded by a non-interest bearing unsecured convertible promissory note from GCN. The note is repayable on or before November 18, 2021 (subject to the waiver against trust limitations) and may be converted into shares of the Company or its successor entity at a price of $10.00 per share at the option of the lender.

On August 15, 2021, the period of time for the Company to consummate a Business Combination was extended for an additional three-month period ending on November 18, 2021, and, accordingly, $690,000 was deposited into the Trust Account. The deposit was funded by a non-interest bearing unsecured convertible promissory note from GCN. The note is repayable on or before November 18, 2021 (subject to the waiver against trust limitations) and may be converted into shares of the Company or its successor entity at a price of $10.00 per share at the option of the lender.

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

Share Exchange Agreement

On May 14, 2021, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with GCN, each of GCN's shareholders named therein (collectively, the “Sellers”), LF International Pte. Ltd., a Republic of Singapore company, in the capacity as the representative from and after the closing of the Transactions (as defined below) (the “Closing”) for the Company's shareholders other than the Sellers (the “Purchaser Representative”), and Yang Lan, in the capacity as the representative for the Sellers thereunder (the “Seller Representative”). Pursuant to the Share Exchange Agreement, among other things and subject to the terms and conditions contained therein, the Company will effect an acquisition of GCN, by acquiring from the Sellers all of the issued and outstanding equity interests of GCN (together with the other transactions contemplated by the Share Exchange Agreement, the “Transactions”).

Pursuant to the Share Exchange Agreement, in exchange for all of the outstanding shares of GCN, the Company will issue to the Sellers a number of the Company ordinary shares (the “Exchange Shares”) equal in value to $7,354,615,385, with the Company ordinary shares valued at $10.00 per share, with fifteen percent (15)% of such Exchange Shares (“Escrow Shares”) being deposited into a segregated escrow at the Closing (along with dividends and other earnings otherwise payable with respect to such Escrow Shares). The Escrow Shares and other escrow property shall serve as a source of security for the Sellers' indemnification obligations and any purchase price adjustments. The Exchange Shares, including the Escrow Shares, will be allocated among the Sellers pro-rata based on each Seller's ownership of GCN immediately prior to the Closing. Certain Sellers will have their portion of the Exchange Shares subject to a lock-up as set forth in the Lock-Up Agreements as described below under the heading “Lock-Up Agreement.”

The Escrow Shares will be held in an escrow account to be maintained by American Stock Transfer & Trust Company, LLC, in its capacity as the escrow agent, or such other escrow agent as agreed by the Company and GCN prior to the Closing (the “Escrow Agent”). While the Escrow Shares are held in escrow, the Sellers will be entitled to vote their portion of the Escrow Shares.

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

On September 8, 2021, the Company received a written notice (the “Termination Notice”) from GCN terminating the Share Exchange Agreement, effective as of the date of the Termination Notice, because the Business Combination was not consummated by July 30, 2021, the outside date pursuant to the Share Exchange Agreement.

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and 2020, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 47,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and 2020, there were 7,219,500 Class A ordinary shares issued and outstanding, including 6,900,000 shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 2,000,000 Class B ordinary shares with a par value of $0.001 per share. At June 30, 2021 and 2020, there were 1,725,000 Class B ordinary shares issued and outstanding.

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

NOTE 9. WARRANT LIABILITIES

Warrants — As of June 30, 2021 and 2020, there were 3,450,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) 12 months from the effective date of the registration statements for the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

The Company may call the warrants for redemption (excluding the Private Warrants but including any outstanding warrants issued upon exercise of the unit purchase option):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
●	if, and only if, the reported last sale price of the Class A ordinary shares equal or exceed $16.50 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends to the notice of redemption to the warrant holders.

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

As of June 30, 2021 and 2020, there were 125,250 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the Class A ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Rights — As of June 30, 2021 and 2020, there were 715,050 Rights outstanding. Each holder of a right will receive one-tenth (1/10) of one Class A ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with a Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/10 share underlying each right (without paying additional consideration).

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

At June 30, 2021, assets held in the Trust Account were comprised of $63,813,687 in money market funds and $6,595,926 in U.S. Treasury Securities. At June 30, 2020, assets held in the Trust Account were comprised of $63,846,914 in mutual and money market funds and $5,210,594 in U.S. Treasury Securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	June 30,
Description	Level	2021	2020
Assets:
Investments – Money Market Funds	1	$63,813,687	$63,846,914
Liabilities:
Warrant Liabilities - Public Warrants	1	1,897,500	862,500
Warrant Liabilities - Private Warrants	3	68,888	32,565

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

The gross holding gains and fair value of held-to-maturity securities at June 30, 2021 and 2020, are as follows:

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	(Loss) Gain	Fair Value
June 30, 2021	U.S. Treasury Securities (Mature on 7/15/21)	1	$6,595,926	$(26,795)	$6,569,131
June 30, 2020	U.S. Treasury Securities (Matured on 8/15/2020)	1	$5,210,594	$1,363	$5,211,957

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

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

The fair value of the Private Warrants was estimated at June 30, 2021 and 2020 to be $0.55 and $0.26, respectively, using the Monte Carlo Simulation approach and the following assumptions:

	June 30, 2021	June 30, 2020
Risk-free interest rate	0.96%	0.39%
Expected Term	5.0	6.0
Dividend yield	0.00%	0.00%
Expected volatility	8.0%	6.3%
Exercise price	$11.50	$11.50
Unit Price	$10.19	$9.76

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Warrants
Fair value as of June 30, 2020	$32,565
Change in fair value	36,323
Fair value as of June 30, 2021	$68,888

Transfers to/from Levels 1, 2and 3 are measured at the end of the reporting period. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended June 30, 2021. Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling approximately $862,500 during the period from February 18, 2020 through June 30, 2020.

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

On September 8, 2021, the Company received a written notice from GCN terminating the Share Exchange Agreement, effective as of the date of the Termination Notice, because the Business Combination was not consummated by July 30, 2021.

The Company plans to hold special meeting of the shareholders to extend the time period it has to complete a Business Combination (the "Extended Date") beyond November 18, 2021.

The Company will seek to extend the outstanding promissory notes prior to the liquidation date.

EXHIBIT INDEX

Exhibit No.	Description
4.4	Description of Securities.(1)

10.1	Promissory Note, dated as of February 10, 2021.(2)

10.2	Promissory Note, dated as of May 14, 2021.(3)

10.3	Promissory Note, dated as of August 13, 2021.(4)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification pursuant to 18 U.S.C. 1350.**

32.2	Certification pursuant to 18 U.S.C. 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on September 28, 2020.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 16, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on May 17, 2021.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 18, 2021.

Item 16.      Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 27, 2021	Yunhong International

	By:	/s/ Patrick Orlando
	Name:	Patrick Orlando
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Patrick Orlando	Chief Executive Officer	October 27, 2021
Patrick Orlando	(Principal Executives Officer)

/s/ Andrey Novikov	Chief Executive Officer	October 27, 2021
Andrey Novikov	(Principal Financial & Accounting Officer)

/s/ Yubao Li	Chairman of the Board and Director	October 27, 2021
Yubao Li

/s/ Baibing Li	Director	October 27, 2021
Baibing Li

/s/ Wan Zhang	Director	October 27, 2021
Wan Zhang

/s/ Seydou Bouda	Director	October 27, 2021
Seydou Bouda